Form 10QSB
period 1995-09-30
OCG TECHNOLOGY INC
filed 1995-11-14
CIK 73779

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB

(Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended  September 30, 1995

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        For the transition period from __________ to___________

                        Commission file number          0-5186



                           OCG TECHNOLOGY, INC.
-------------------------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)





DELAWARE                                             13-2643655
-------------------------------------------------------------------------------
(State or other jurisdiction of         (IRS Employer Identification No.)
incorporation or organization)



              450 West 31st Street, New York, New York 10001
-------------------------------------------------------------------------------
                 (Address of principal executive offices)


                              (212) 967- 3079
-------------------------------------------------------------------------------
                        (Issuer's telephone number)


-------------------------------------------------------------------------------
(Former name, address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   [X] Yes   [ ] No





State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        Class                           Shares Outstanding at November 10, 1995
-------------------------------------------------------------------------------
Common Stock ($.01 par value)                     21,210,759 Shares










                     OCG TECHNOLOGY, INC. AND SUBSIDIARIES


                                     INDEX





FINANCIAL  INFORMATION                          PAGE NUMBER
-------------------------------------------------------------------------------
Consolidated Condensed Balance Sheets
September 30, 1995 and June 30, 1995               1

Consolidated Condensed Statements of Loss
Three Months Ended September 30, 1995 and 1994     2

Consolidated Condensed Statements of
Cash Flow for the Three Months Ended
September 30, 1995 and 1994                        3

Notes to Consolidated Condensed
Financial Statements                               4

Management's Discussion and Analysis of
Financial Condition and Results of Operations      5

                    OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS

                                                             SEPTEMBER 30, 1995   JUNE 30, 1995
                                                             ------------------  ---------------
                                                                 (UNAUDITED)
ASSETS
Current Assets:
 Cash ..................................................... $     33,104        $     51,645
 Receivables, trade .......................................       26,781              33,598
 Other current assets .....................................       24,446              21,946
                                                            ------------------  ---------------
    Total current assets ..................................       84,331             107,189
Property and equipment, net of accumulated depreciation of
 $199,398 $180,398 ........................................      234,186             242,732
Proprietary Technology, net of accumulated amortization of
 $825,000 $675,000 ........................................    2,175,000           2,325,000
Covenant not to compete, net of accumulated amortization
 of $162,500 $150,000 .....................................       87,500             100,000
Other assets ..............................................       32,754              33,054
                                                            ------------------  ---------------
    Total assets .......................................... $  2,613,771        $  2,807,975
                                                            ==================  ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Notes payable ............................................ $     11,344        $     11,344
 Accounts payable and accrued expenses ....................      142,275             163,359
                                                            ------------------  ---------------
    Total current liabilities .............................      153,619             174,703
                                                            ------------------  ---------------
Shareholders' equity: (Note 4)
 Preferred stock $.10 par value, Series B .................       10,000              10,000
 Preferred stock $.10 par value, Series E .................       10,000              10,000
 Common stock $.01 par value ..............................      209,607             205,107
 Additional paid-in capital ...............................   18,507,195          18,421,695
 Deficit ..................................................  (16,182,273)        (15,912,591)
 Unearned compensation (Note 3) ...........................      (31,877)            (38,439)
                                                            ------------------  ---------------
                                                               2,522,652           2,695,772
 Less treasury stock, at cost .............................      (62,500)            (62,500)
                                                            ------------------  ---------------
    Total shareholders' equity ............................    2,460,152           2,633,272
                                                            ------------------  ---------------
Total liabilities and shareholders' equity: ............... $  2,613,771        $  2,807,975
                                                            ==================  ===============

    See accompanying notes to consolidated condensed financial statements.

                    OCG TECHNOLOGY, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                                 1995          1994
                                                            ------------  ------------
Revenue:
  Sales ................................................... $   161,326   $   172,523
                                                            ------------  ------------
Costs and expenses:
  Cost of Sales ...........................................      48,179        58,800
  Marketing, general and administrative ...................     382,832       180,183
                                                            ------------  ------------
Total Expenses ............................................     431,011       238,983
                                                            ------------  ------------
Net Income (Loss) .........................................    (269,685)      (66,460)
Weighted average number of shares outstanding during
 period ...................................................  20,525,759    18,338,390
                                                            ============  ============
Loss per
  Common Share ............................................ $     (0.01)      (*)
                                                            ============  ============


* Less than ($.01) per share

    See accompanying notes to consolidated condensed financial statements

                    OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                     1995         1994
                                                                ------------  -----------
Cash flows from operating activities:
 Net income (loss) ............................................ $(269,685)    $(66,460)
                                                                ------------  -----------
 Adjustments to reconcile net income (loss) to net cash used in  operating activities:
  Depreciation and amortization ...............................   181,500       12,966
 Changes in assets and liabilities
  (Increase) decrease in receivables ..........................     6,817       (2,231)
  (Increase) decrease in unearned compensation ................     6,562        3,437
  (Increase) decrease in other current assets .................    (2,500)      (1,736)
  (Increase) decrease in property and equipment ...............   (10,451)     (23,815)
  (Increase) decrease in other assets .........................       300        1,136
  (Decrease) in accounts payable and accrued expenses  ........   (21,084)     (13,958)
                                                                ------------  -----------
   Total adjustments ..........................................   161,144      (24,201)
                                                                ------------  -----------
   Net cash used in operating activities ......................  (108,541)     (90,661)
                                                                ------------  -----------
Cash flows from investing activities:
 Purchase of fixed assets .....................................                (10,850)
Cash flows from financial activities:
 Proceeds from issuance of common stock .......................    90,000       16,250
                                                                ------------  -----------
   Net cash changes from investing and financing activities  ..    90,000        5,400
                                                                ------------  -----------
Net increase (decrease) in cash ...............................   (18,541)     (85,261)
Cash, beginning of period .....................................    51,645      104,867
                                                                ------------  -----------
Cash, end of period ........................................... $  33,104     $ 19,606
                                                                ============  ===========

    See accompanying notes to consolidated condensed financial statements

                     OCG TECHNOLOGY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1 . In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1995 and the results of operations for the three months ended September 30, 1995 and 1994 and the statements of cash flows for the three months ended September 30, 1995 and 1994. The June 30, 1995 balance sheet has been derived from the Company's audited financial statements.

The results of operations for the three months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB.

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. Because of significant operating losses, the Company's ability to continue as a going concern is dependent upon its ability to obtain sufficient additional financing and, ultimately, upon future profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

2. Earnings per share data is computed using the weighted average number of shares outstanding during the periods. The effect of warrants outstanding and convertible debt, during the period it was outstanding, would be antidilutive.

3. Unearned compensation decreased as a result of amortizing the cost arising from the issuance of shares of the Company's common stock, par value $.01 per share, for services.

4. Capital Changes:

During the three months September 30, 1995, warrants were issued to purchase 150,000 shares of the Company's Common Stock, par value $.01 per share. Exercise of these warrants by the holder thereof is subject to the occurrence of an increase in the number of the Corporation's authorized shares of Common Stock, par value $.01 per share, from twenty-five million to fifty million.

During the three months ended September 30, 1995, 450,000 shares of the Company's Common Stock, par value $.01 per share, were sold for $0.20 per share, the gross proceeds of which were $90,000.

                     OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                    MANAGEMENTS DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            A SUMMARY OF INCREASES (DECREASES) IN THE ITEMS INCLUDED IN
               THE CONSOLIDATED STATEMENTS OF LOSS IS SHOWN BELOW:

                             Results of Operations


Total revenues decreased $11,197 for the three months ended September 30, 1995 as compared to 1994 primarily as a result of an decrease in revenues of Mooney-Edwards Enterprises, Inc. ("MIS"), a subsidiary of the Company. Cost of sales decreased $10,621 for the three months ended September 30, 1995, as compared to 1994. The sales of OCG, PSI and MIS respectively were $275, $2,267 and $158,284 for the three months ended September 30, 1995.

Marketing, general and administrative expenses increased $202,649 for the three months ended September 30, 1995 as compared to 1994. The increase is primarily due to the amortization of software costs and the loss from operations of PSI resulting from the acquisition of PSI by the Company.

Liquidity and Capital Resources

At September 30, 1995 the Company had a current ratio of .55 to 1 compared to
 .77 to 1 as of September 30, 1994. The decrease primarily resulted from the operating losses. Although the net loss from operations for the three months ended September 30, 1995 was $269,685 most of the loss resulted from non-cash charges of $188,062, which accounted for 70% of the total loss from operations. The Company has experienced recurring losses from operations and has been unable to provide sufficient working capital from operations and has relied significantly on the sale of equity interests in the Company and loans from officers and shareholders to fund its operations. The Company's auditors have included an explanatory paragraph regarding the ability of the Company to continue as a "going concern".

Cash on hand and accounts receivable were $59,885 at June 30, 1995. In addition the Company has on hand equipment which will be available to lease on a fee for service basis. The lead time involved in obtaining delivery of certain components necessary to complete the manufacture of the units to be leased has delayed the leasing of the equipment. In the past, the Company's principal means of overcoming its cash shortfalls from operations was from the sale of the Company's common stock. During the three months ended September 30, 1995, the Company raised $90,000 through the sale of equity interests and an additional $55,000 through the sale of equity interests and the exercise of warrants since September 1995 to date. The Company intends to provide additional working capital through the sale of equity interests in the Company. Although, in the past, the Company has been able to provide working capital through the sale of equity interests in the Company, there can be no assurances that the Company will succeed in its efforts.

As of May 16, 1994, PrimeCare Systems, Inc. ("PSI") was acquired by the Company. At that time, PSI owned a sole and exclusive worldwide license to use, market, sell, manufacture and otherwise commercialize on the PrimeCare(TM) Patient Management System. PSI also received an assignment of the PrimeCare(TM) Patient Management System which was to become effective in June 1996. On September 21, 1995, the assignment to PSI was accelerated and became effective as of that date.

The System comprises a patient-centered integrated medical interview, encounter documentation, patient and physician education, and chart creation system which, in turn, provides an uncomplicated, standardized mechanism for collecting and documenting all relevant clinical encounter data at minimal cost and time. The System also provides a data base and means for clinical and outcomes research as well as a means for utilization review and quality assurance audits. The Company has decided to market the System as a service, on a pay for use basis, with a charge of $1.50 per patient visit. This marketing method eliminates a significant financial commitment to purchase the software, plus monthly maintenance charges for updates, and ties the cost directly to use. The financial benefits derived by the physician from use of the PrimeCare(TM) System exceed $1.50 cost per patient visit. The Company intends to interface MIS's proprietary medical billing software with the PrimeCare(TM) System, which will enable the automatic generation of patient billing. The Company intends to charge an additional fee of $.50 per bill. According to the American Medical Association, there are over 650,000 physicians in the U.S., creating a very large potential market for the System. The Company estimates that as many as 250,000 of these physicians could use the system routinely. It is estimated that the average number of patient visits per month for a primary care physician is between 500 and 600. Assuming 500 patients per month at $1.50 per patient, use by 100 physicians would generate revenues of $75,000 per month.

The medical content of the System is continually updated. During 1994, the System had ten updates. On September 15, 1995, the Company entered into an agreement with the Mount Sinai School of Medicine ("MSSM") which provides for the MSSM to assume the task of updating and enhancing the medical content of the PrimeCare(TM) System. Having concluded this agreement, the Company commenced marketing the PrimeCare(TM) System. The Company currently has arrangements with several dealers to sell the PrimeCare(TM) System and is in the process of establishing a network of independent dealers. However, no assurances can be given that the physician population will contract for and use the PrimeCare(TM) System nor does the Company know the interest of dealers in selling the PrimeCare(TM) System.

In the past, the Company sold its Cardiointegraph, a proprietary heart diagnostic instrument for the early detection of coronary heart disease, through medical distributors, a sales and marketing method employed by other medical equipment manufacturers. Although Cardiointegraphs were sold for ten consecutive fiscal years and the end user purchasers, (i.e., physicians and corporate and governmental medical departments), appear to find the unit useful, the Company has been unable to generate sufficient revenues to fund its operations or to operate at a profit. The Company believes that lack of universal reimbursement for the CIG has hindered its attempt to sell the CIG.

The Company believes that marketing the CIG technology as a service, with a minimal fee charged to the physician per CIG generated, may overcome the reluctance of physicians to purchase medical diagnostic equipment not reimbursed by Medicare. During the 1993 fiscal year, the Company commenced its plan to market the Cardiointegraph as a service. The program is being focused in the following directions.

The Company licensed its CIG technology to Compumed, Inc. ("CMPD") to enable CMPD to offer the CIG as a service to CMPD's customers who subscribe to CMPD's service which interprets electrocardiographic (EKG) signals transmitted telephonically to CMPD's central computer. During March 1994, CMPD commenced offering the CIG service to CMPD's customers. To date, several large companies have contracted for the service. However, the Company is totally dependant upon CMPD for the marketing effort to CMPD's customers. There can be no assurance that the service can be marketed successfully.

The Company, together with its wholly owned subsidiary, MIS, has taken steps to develop a dealer network to market the CIG as a service. Although there is interest in the service, the marketing effort has been delayed as a result of the lead time involved in obtaining delivery of certain components necessary to complete the manufacture of the units to be leased. Therefore, at this time, there can be no assurance that a dealer network can be established or that if it is established, the network will successfully place the CIG service in physicians offices.

The Company believes that it could provide sufficient working capital from operations through marketing the PrimeCare(TM) System, the MIS billing system after interfacing it with the PrimeCare(TM) System, and marketing the CIG as a service and expanding the operations of MIS.

Currently, the Company has no lines of credit and has no material commitments for capital expenditures outstanding.

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.



                                                OCG TECHNOLOGY, INC.





                                        BY  /s/ Edward C. Levine
                                            ---------------------------
                                            EDWARD C. LEVINE, PRESIDENT




                                        BY  /s/ Erich W. Augustin
                                            ---------------------------
                                            ERICH W. AUGUSTIN, TREASURER
                                            (PRINCIPAL FINANCIAL OFFICER)


DATED: November 10, 1995