Form 10QSB
period 1995-12-31
OCG TECHNOLOGY INC
filed 1996-02-14
CIK 73779

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

(Mark One)
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             		For the quarterly period ended  December 31, 1995
          						                               -----------------
     [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                  For the transition period from __________ to___________

                                    Commission file number        0-5186
             						                                      ---------------


                                OCG TECHNOLOGY, INC.
        -------------------------------------------------------------------
         (Exact name of small business issuer as specified in its charter)



               DELAWARE                              13-2643655
-------------------------------             --------------------------------
State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)


                       450 West 31st Street, New York, New York 10001
                      -----------------------------------------------
                          (Address of principal executive offices)

                                    (212) 967-3079
                                    --------------
                             (Issuer's telephone number)
---------------------------------------------------------------------------
 (Former name, address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.   [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

       Class                         Shares Outstanding at November 10, 1995
-----------------------------       ---------------------------------------
Common Stock ($.01 par value)                21,210,759 Shares

                   OCG TECHNOLOGY, INC. AND SUBSIDIARIES


                                 INDEX




PART I.     FINANCIAL  INFORMATION                         PAGE NUMBER
-------------------------------------			                   -----------
Consolidated Condensed Balance Sheets
December 31, 1995 and June 30, 1995                             1

Consolidated Condensed Statements of Loss for
the Three Months Ended December 31, 1995 and 1994               2

Consolidated Condensed Statements of Cash Flow for the
Three Months Ended December 31, 1995 and 1994                   3

Notes to Consolidated Condensed Financial Statements            4

Management's Discussion and Analysis of
Financial Condition and Results of Operations                   5

PART II.    OTHER INFORMATION
-----------------------------

Item 6.   Exhibits and Reports on Form 8-K                      7

                            PART I - FINANCIAL INFORMATION

                          OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED CONDENSED BALANCE SHEETS


                                        DECEMBER 31, 1995    JUNE 30, 1995
                                          (UNAUDITED)
ASSETS
Current Assets:
  Cash                                        $   73,505        $   51,645
  Receivables, trade                              42,243            33,598
  Other current assets                            24,446            21,946
				                                          ----------         ---------
        Total current assets                     140,194           107,189

Property and equipment, net of
  accumulated depreciation of
   $219,737     $180,398                         230,153           242,732

Proprietary Technology, net of
  accumulated amortization of
   $975,000     $675,000                       2,025,000         2,325,000
Covenant not to compete, net of
  accumulated amortization of
   $175,000     $150,000                          75,000           100,000
Other assets                                      32,754            33,054
                                              ----------        ----------
         Total assets                         $2,503,101        $2,807,975
                                              ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Due to shareholders                         $101,344           $11,344
    Accounts payable and
       accrued expenses                          153,034           163,359
                                              ----------        ----------
         Total current liabilities               254,378           174,703


Shareholders' equity: (Note 4)
    Preferred stock $.10 par value, Series B      10,000            10,000
    Preferred stock $.10 par value, Series E      10,000            10,000
    Common stock $.01 par value                  212,107           205,107
    Additional paid-in capital                18,559,695        18,421,695
    Deficit                                  (16,455,264)      (15,912,591)
    Unearned compensation (Note 3)               (25,315)          (38,439)
                                             ------------      ------------
                                               2,311,223         2,695,772

    Less treasury stock, at cost                 (62,500)          (62,500)
                                              -----------      -----------
        Total shareholders' equity             2,248,723         2,633,272

Total liabilities and
    shareholders' equity:                     $2,503,101        $2,807,975
					                                         ==========        ==========

     See accompanying notes to consolidated condensed financial statements

                                     1

                         OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

                               THREE MONTHS                  SIX MONTHS
                            ENDED DECEMBER 31,            ENDED DECEMBER 31,
                              1995        1994             1995      1994
Revenue:
   Sales                  $  197,814  $  109,363      $  359,140 $  281,886
                          ----------  ----------      ---------- ----------

Costs and expenses:
   Cost of sales              75,456      34,036         123,635     92,836

   Marketing, general and
      administrative         395,349     188,565         778,055    368,748
                            ---------   ---------       ---------  ---------
Total Expenses               470,805     222,601         901,816    461,584

Net Income (Loss)           (272,991)   (113,238)       (542,676)  (179,698)
                           ==========   =========       =========  =========

Weighted average number
  of shares outstanding
     during period        21,177,063  18,716,370      20,848,802 18,716,370
                          ==========  ==========      ========== ===========


Loss per
   Common Share               ($0.01)     (*)             ($0.03)    ($0.01)
                          =========== ==========      =========== ===========

     * Less than ($.01) per share



        See accompanying notes to consolidated condensed financial statements


                            OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                                 STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)

                                                SIX MONTHS ENDED DECEMBER 31,

                                                     1995         1994
Cash flows from operating activities:
   Net income (loss)                              $(542,676)  $(179,698)
                                                  ----------  ----------
   Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
     Depreciation and amortization                  364,339      25,466
     Issuance of stock for services                                 781
     Amortization of unearned compensation           13,124      13,124

   Changes in assets and liabilities
     (Increase) decrease in receivables              (8,645)      3,231
     (Increase) decrease in other current assets     (2,500)     (1,736)
     (Increase) decrease in property and equipment  (26,757)    (30,665)
     (Increase) decrease in other assets                300       1,136
     (Decrease) in accounts payable
        and accrued expenses                        (10,325)    (11,343)
                                                  ----------   ---------
          Total adjustments                         329,536          (6)
                                                  ----------   ---------
          Net cash used in operating activities    (213,140)   (179,704)
                                                  ----------   ---------
Cash flows from investing activities:
     Purchase of fixed assets                                   (16,282)

Cash flows from financing activities:
     Due to Shareholders                             90,000
     Proceeds from issuance of common stock         145,000     215,000
                                                  ----------   ---------
          Net cash changes from investing
            and financing activities                235,000     198,718
                                                  ----------   ---------
Net increase (decrease) in cash                      21,860      19,014

Cash, beginning of period                            51,645     104,867
                                                  ----------   ---------
Cash, end of period                                 $73,505    $123,881
                                                  ==========   =========

See accompanying notes to consolidated condensed financial statements


                  OCG TECHNOLOGY, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (UNAUDITED)

1 . In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 1995 and the results of operations for the three and six months ended December 31, 1995 and 1994 and the statements of cash flows for the six months ended December 31, 1995 and 1994. The June 30, 1995 balance sheet has been derived from the Company's audited financial statements.

The results of operations for the six months ended December 31, 1995 are not necessarily indicative of the results to be expected for the full year.

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

2. Earnings per share data is computed using the weighted average number of shares outstanding during the periods. The effect of warrants outstanding and convertible debt, during the period it was outstanding, would be anti-dilutive.

3. Unearned compensation decreased as a result of amortizing the cost arising from the issuance of shares of the Company's common stock, par value $.01 per share, for services.

4. Capital Changes:

During each of the three month periods, ended September 30, 1995 and ended December 31, 1995, warrants were issued to purchase 150,000 shares of the Company's Common Stock, par value $.01 per share (in total warrants to purchase 300,000 shares). Exercise of these warrants by the holders thereof is subject to the occurrence of an increase in the number of the Corporation's authorized shares of Common Stock, par value $.01 per share, from twenty-five million to fifty million.

During the three months ended September 30, 1995, and the three months ended December 31, 1995, 450,000 shares and 150,000 shares (for a total of 600,000 shares), of the Company's Common Stock, par value $.01 per share, were sold for $0.20 per share, the gross proceeds of which were $120,000.

During the three months ended December 31, 1995, warrants were exercised to purchase 100,000 shares of the Company's Common Stock, par value $.01 per share for the sum of $25,000 and the shares of stock were issued.

                   OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                   MANAGEMENTS DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       A SUMMARY OF INCREASES (DECREASES) IN THE ITEMS INCLUDED IN
           THE CONSOLIDATED STATEMENTS OF LOSS IS SHOWN BELOW:

                         Results of Operations

Total revenues increased $88,451 and $77,254 for the three months and six months ended December 31, 1995 as compared to the same periods for 1994 primarily as a result of an increase in revenues of Mooney-Edwards Enterprises, Inc. ("MIS"), a subsidiary of the Company. Cost of sales increased $41,420 and $30,799 for the three and six months ended December 31, 1995, as compared to the same periods for 1994. The sales of OCG Technology, Inc. ("OCGT"), PrimeCare Systems, Inc. ("PSI") and MIS were $5,556, $10,681 and $342,752 respectively for the six months ended December 31, 1995.

Marketing, general and administrative expenses increased $206,784 and $409,433 for the three and six months ended December 31, 1995 as compared to the same periods for 1994. The increases are primarily due to the charge of $150,000 per quarter for the amortization of Proprietary Technology resulting from the acquisition of PSI by the Company in May of the 1994 fiscal year, which charges were not recorded in the corresponding quarters of the three and six months ended December 31, 1994.

Liquidity and Capital Resources

At December 31, 1995 the Company had a current ratio of .55 to 1 compared to 1.83 to 1 as of December 31, 1994. The decrease primarily resulted from the operating losses. Although the net loss from operations for the six months ended December 31, 1995 was $542,676 most of the loss resulted from non-cash charges of $364,339, which accounted for 67% of the total loss from operations. The Company has experienced recurring losses fom operations and has been unable to provide sufficient working capital from operations and has relied significantly on the sale of equity interests in the Company and loans from officers and shareholders to fund its operations. The Company's auditors have included an explanatory paragraph regarding the ability of the Company to continue as a "going concern".

Cash on hand and accounts receivable were $115,748 at December 31, 1995. In addition, the Company has equipment, in the final stages of manufacture, which will be available to lease on a fee for service basis. In the past, the Company's principal means of overcoming its cash shortfalls from operations was from the sale of the Company's common stock.
During the six months ended December 31, 1995, the Company raised
$145,000 through the sale of equity interests and the exercise of warrants. The Company raised an additional $90,000 through borrowings from Shareholders. The Company intends to provide additional working capital through the sale of equity interests in the Company. Although, in the past, the Company has been able to provide working capital through the sale of equity interests in the Company, there can be no assurances that the Company will succeed in its efforts.

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

The System comprises a patient-centered integrated medical interview, encounter documentation, patient and physician education, and chart creation system which, in turn, provides an uncomplicated, standardized mechanism for collecting and documenting all relevant clinical encounter data at minimal cost and time. The System also provides a data base and means for clinical and outcomes research as well as a means for utilization review and quality assurance audits. The Company has decided to market the System as a service, on a pay for use basis, with a charge of $1.50 per patient visit. This marketing method eliminates a significant financial commitment to purchase the software, plus monthly maintenance charges for updates, and ties the cost directly to use. The financial benefits derived by the physician from use of the PrimeCare(TM) System exceed $1.50 cost per patient visit. The Company intends to interface
MIS's proprietary medical billing software with the PrimeCare(TM) System. The Company intends to charge an additional fee of $.50 per bill. According to the American Medical Association, there are over 650,000 physicians in the U.S., creating a very large potential market for the System. The
Company estimates that as many as 250,000 of these physicians could use the system routinely. It is estimated that the average number of patient visits per month for a primary care physician is between 500 and 600. Assuming 500 patients per month at $1.50 per patient, use by 100 physicians could generate revenues of $75,000 per month.

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

In the past, the Company sold its Cardiointegraph ("CIG"), a proprietary heart diagnostic instrument for the early detection of coronary heart disease, through medical distributors, a sales and marketing method employed by other medical equipment manufacturers. Although Cardiointegraphs were sold for ten consecutive fiscal years and the end user purchasers, (i.e., physicians and corporate and governmental medical departments), appear to find the unit useful, the Company has been unable to generate sufficient revenues to fund its operations or to operate at a profit. The Company believes that lack of universal reimbursement for the CIG has hindered its attempt to sell the CIG.

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

The Company licensed its CIG technology to Compumed, Inc. ("CMPD") to enable CMPD to offer the CIG as a service to CMPD's customers who subscribe to CMPD's service which interprets electrocardiographic
(EKG) signals transmitted telephonically to CMPD's central computer.
During March 1994, CMPD commenced offering the CIG service to CMPD's customers. To date, the Company has not received significant revenues from CMPD for the service. The Company is totally dependant upon CMPD for the marketing effort to CMPD's customers. There can be no assurance that the service can be marketed successfully.

The Company, together with its wholly owned subsidiary, MIS, has taken steps to develop a dealer network to market the CIG as a service. Although there is interest in the service, the marketing effort will not commence until the manufacture of the units to be leased has been completed. Therefore, at this time, there can be no assurance that a dealer network can be established or that if it is established, the network will successfully place the CIG service in physicians' offices.

The Company believes that it could provide sufficient working capital from operations through marketing the PrimeCare(TM) System, the MIS billing system after interfacing it with the PrimeCare(TM) System, and marketing the CIG as a service and expanding the operations of MIS.

Currently, the Company has no lines of credit and has no material commitments for capital expenditures outstanding.


                       PART II - OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits
               Exhibit 27.  Financial Data Schedule

          (b)  Reports on Form 8-K
               No reports on form 8-K were filed during the quarter for which this report is filed.

                               SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.



                                           OCG TECHNOLOGY, INC.





                                      BY: /s/ Edward C. Levine
                                          ---------------------------
                                          EDWARD C. LEVINE, PRESIDENT




                                      BY: /s/ Erich W. Augustin
                                          ----------------------------
                                          ERICH W. AUGUSTIN,
					                                     EXECUTIVE VICE PRESIDENT
                                          (PRINCIPAL FINANCIAL OFFICER)


DATED: February 13, 1996