Form 10QSB
period 1996-03-31
OCG TECHNOLOGY INC
filed 1996-05-14
CIK 73779

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

(Mark One)
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             		For the quarterly period ended  March 31, 1996
          						                               --------------
     [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                  For the transition period from __________ to___________

                                    Commission file number        0-5186
             						                                      ---------------


                                OCG TECHNOLOGY, INC.
        -------------------------------------------------------------------
         (Exact name of small business issuer as specified in its charter)



               DELAWARE                              13-2643655
- -------------------------------             --------------------------------
State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)


                       450 West 31st Street, New York, New York 10001
                      -----------------------------------------------
                          (Address of principal executive offices)

                                    (212) 967-3079
                                    --------------
                             (Issuer's telephone number)
- ---------------------------------------------------------------------------
 (Former name, address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.   [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

       Class                         Shares Outstanding at May 10, 1996
- -----------------------------       ---------------------------------------
Common Stock ($.01 par value)                21,460,759 Shares

                   OCG TECHNOLOGY, INC. AND SUBSIDIARIES


                                 INDEX




PART I.     FINANCIAL  INFORMATION                         PAGE NUMBER
- -------------------------------------			                   -----------
Consolidated Condensed Balance Sheets
March 31, 1996 and June 30, 1995                                1

Consolidated Condensed Statements of Loss for
the Three and Nine Months ended March 31, 1996 and 1995         2

Consolidated Condensed Statements of Cash Flow for the
Nine Months Ended March 31, 1996 and 1995                       3

Notes to Consolidated Condensed Financial Statements            4

Management's Discussion and Analysis of
Financial Condition and Results of Operations                   5

PART II.    OTHER INFORMATION
- -----------------------------

Item 4.   Submission of Matters to Vote of Security
          Holders                                               7

Item 6.   Exhibits and Reports on Form 8-K                      7

                            PART I - FINANCIAL INFORMATION

                          OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED CONDENSED BALANCE SHEETS


                                        MARCH 31, 1996     JUNE 30, 1995
                                          (UNAUDITED)
ASSETS
Current Assets:
  Cash                                        $   51,407        $   51,645
  Receivables, trade                              47,967            33,598
  Other current assets                            24,446            21,946
				                                          ----------         ---------
        Total current assets                     123,820           107,189

Property and equipment, net of
  accumulated depreciation of
   $239,969     $180,398                         212,544           242,732

Proprietary Technology, net of
  accumulated amortization of
   $1,125,000     $675,000                     1,875,000         2,325,000
Covenant not to compete, net of
  accumulated amortization of
   $187,500     $150,000                          62,500           100,000
Other assets                                      32,754            33,054
                                              ----------        ----------
         Total assets                         $2,306,618        $2,807,975
                                              ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Due to shareholders                         $ 96,344           $11,344
    Accounts payable and
       accrued expenses                          158,386           163,359
                                              ----------        ----------
         Total current liabilities               254,730           174,703


Shareholders' equity: (Note 4)
    Preferred stock $.10 par value, Series B      10,000            10,000
    Preferred stock $.10 par value, Series E      10,000            10,000
    Common stock $.01 par value                  214,607           205,107
    Additional paid-in capital                18,667,195        18,421,695
    Deficit                                  (16,768,661)      (15,912,591)
    Unearned compensation (Note 3)               (18,753)          (38,439)
                                             ------------      ------------
                                               2,114,388         2,695,772

    Less treasury stock, at cost                 (62,500)          (62,500)
                                              -----------      -----------
        Total shareholders' equity             2,051,888         2,633,272

Total liabilities and
    shareholders' equity:                     $2,306,618        $2,807,975
					                                         ==========        ==========

     See accompanying notes to consolidated condensed financial statements

                                     1

                         OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

                               THREE MONTHS                  NINE MONTHS
                              ENDED MARCH 31,              ENDED MARCH 31,
                              1996        1995             1996      1995
Revenue:
   Sales                  $  212,079  $  126,898      $  571,219 $  408,775
                          ----------  ----------      ---------- ----------

Costs and expenses:
   Cost of sales             105,500      47,699         229,135    140,535

   Marketing, general and
      administrative         419,976     629,711       1,198,116    998,656
                            ---------   ---------      ---------  ---------
Total Expenses               525,476     677,410       1,427,251  1,139,191

Net Income (Loss)         $ (313,397) $ (550,512)     $ (856,032)$ (730,416)
                           ==========   =========       =========  =========

Weighted average number
  of shares outstanding
     during period        21,280,203  18,992,637      19,032,405 18,992,637
                          ==========  ==========      ========== ===========


Loss per
   Common Share               ($0.01)    ($0.03)          ($0.04)    ($0.04)
                          =========== ==========      ========== ===========

     * Less than ($.01) per share



        See accompanying notes to consolidated condensed financial statements


                            OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                                 STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)

                                               NINE MONTHS ENDED MARCH 31,

                                                     1996         1995
Cash flows from operating activities:
   Net income (loss)                              $(856,032)  $(730,416)
                                                  ----------  ----------
   Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
     Depreciation and amortization                  547,071     487,966
     Issuance of stock for services                                 781
     Amortization of unearned compensation           19,686      19,686

   Changes in assets and liabilities
     (Increase) decrease in receivables             (14,369)     10,531
     (Increase) decrease in other current assets     (2,500)     (1,736)
     (Increase) decrease in property and equipment  (29,421)    (54,262)
     (Increase) decrease in other assets                300       1,136
     (Decrease) in accounts payable
        and accrued expenses                         (4,973)    (13,951)
                                                  ----------   ---------
          Total adjustments                         515,794    (450,152)
                                                  ----------   ---------
          Net cash used in operating activities    (340,238)   (280,264)
                                                  ----------   ---------
Cash flows from investing activities:
     Purchase of fixed assets                                   (16,282)

Cash flows from financing activities:
     Due to Shareholders                             85,000
     Proceeds from issuance of common stock         255,000     245,000
                                                  ----------   ---------
          Net cash changes from investing
            and financing activities                340,000     228,718
                                                  ----------   ---------
Net increase (decrease) in cash                        (238)    (51,546)

Cash, beginning of period                            51,645     104,867
                                                  ----------   ---------
Cash, end of period                                 $51,407    $ 53,321
                                                  ==========   =========

See accompanying notes to consolidated condensed financial statements


                  OCG TECHNOLOGY, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (UNAUDITED)

1 . In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1996 and the results of operations for the three and nine months ended March 31, 1996 and 1995 and the statements of cash flows for the nine months ended March 31, 1996 and 1995. The June 30, 1995 balance sheet has been derived from the Company's audited financial statements.

The results of operations for the nine months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

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

4. Capital Changes:

During each of the three month periods, ended September 30, 1995 and ended December 31, 1995, warrants were issued to purchase 150,000 shares of the Company's Common Stock, par value $.01 per share (in total warrants to purchase 300,000 shares). During the three month period ended March 31, 1996, warrants were issued to purchase 100,000 shares of the Company's
Common Stock. Exercise of these warrants by the holders thereof is subject to the occurrence of an increase in the number of the Corporation's authorized shares of Common Stock, par value $.01 per share, from twenty-five million to fifty million. At the Annual Meeting of Stockholders, held May
1, 1996, a majority of the Stockholders eligible to vote voted to authorize the Company to amend its Certificate of Incorporation to increase the number of shares of Common Stock authorized to be issued from 25,000,000 to 50,000,000.

During the three months ended March 31, 1996, 250,000 shares of the Company's Common Stock, par value $.01 per share, were sold for $0.44 per share, the gross proceeds of which were $110,000.

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

                   OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       A SUMMARY OF INCREASES (DECREASES) IN THE ITEMS INCLUDED IN
           THE CONSOLIDATED STATEMENTS OF LOSS IS SHOWN BELOW:

                         Results of Operations

Total revenues increased $85,181 and $162,444 for the three months and nine months ended March 31, 1996 as compared to the same periods for 1995 primarily as a result of an increase in revenues of Mooney-Edwards Enterprises, Inc. ("MIS"), a subsidiary of the Company. Cost of sales increased $57,801 and $88,600 for the three and nine months ended March 31, 1996, as compared to the same periods for 1995. The sales of OCG Technology, Inc. ("OCGT"), PrimeCare Systems, Inc. ("PSI") and MIS were $5,796, $15,957 and $549,084 respectively, for the nine months ended March 31, 1996.

Marketing, general and administrative expenses decreased $209,735 for the three months and increased $199,460 for the nine months ended March 31, 1996 as compared to the same periods for 1995. The increase during the nine month period is due primarily to increased expenses in marketing the PrimeCare(TM) Patient Management System and the charge of $150,000 per quarter for the amortization of Proprietary Technology resulting from the acquisition of PSI by the Company in May of the 1994 fiscal year. The decrease during the three month period ended March 31, 1996 was due primarily to the fact that quarterly charges of $150,000 for the amortization of Proprietary Technology for the three and six month periods ended December 31, 1994 were not recorded until March of 1995.


Liquidity and Capital Resources

At March 31, 1996 the Company had a current ratio of .49 to 1 compared to 1 to 1 as of March 31, 1995. The decrease primarily resulted from the operating losses. Although the net loss from operations for the nine months ended March 31, 1996 was $856,032 most of the loss resulted from non-cash charges of $547,071 which accounted for 64% of the total loss from operations. The Company has experienced recurring losses fom operations and has been unable to provide sufficient working capital from operations and has relied significantly on the sale of equity interests in the Company and loans from officers and shareholders to fund its operations. The Company's auditors have included an explanatory paragraph regarding the ability of the Company to continue as a "going concern".

Cash on hand and accounts receivable were $99,374 at March 31, 1996. In addition, the Company has Cardiointegraph equipment, in the final stages of manufacture, which will be available to lease on a fee for service basis.
In the past, the Company's principal means of overcoming its cash shortfalls from operations was from the sale of the Company's common stock. During the nine months ended March 31, 1996, the Company raised $255,000 through the sale of equity interests and the exercise of warrants. The Company raised an additional $85,000 through borrowings from Shareholders. The Company intends to provide additional working capital through the sale of equity interests in the Company. Although, in the past, the Company has been able to provide working capital through the sale of equity interests in the Company, there can be no assurances that the Company will succeed in its efforts.

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

The medical content of the System is continually updated. During 1994, the System had ten updates. On September 15, 1995, the Company entered into an agreement with the Mount Sinai School of Medicine ("MSSM") which provides for the MSSM to assume the task of updating and enhancing the medical content of the PrimeCare(TM) System. Having concluded this agreement, the Company commenced marketing the PrimeCare(TM) System in early 1996. The Company currently has arrangements with eleven dealers to sell the PrimeCare(TM) System and is continuing the process of establishing a network of independent dealers. However, no assurances can be given that the physician population will contract for and use the PrimeCare(TM) System nor does the Company know the interest of dealers in selling the PrimeCare(TM) System.

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


                       PART II - OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Stockholders, of record on March 8, 1996, of OCG Technology, Inc., was held on May 1, 1996, for the following purposes:

     1. Election of Directors. The following four Directors, consisting of all of the Directors of the Company, were elected to serve until the next Annual Meeting of the Stockholders and thereafter, until their successors are elected and qualified:

Name                         Votes "FOR"            Votes "WITHHELD"
- ----------------             ----------             ----------------
Erich W. Augustin            17,311,549                 281,890
Edward C. Levine             17,313,849                 279,590
Jeffrey P. Nelson            17,316,049                 277,390
Jarema S. Rakoczy            17,316,849                 276,590

     2. To amend its Certificate of Incorporation to increase the number of its authorized shares of Common Stock ($.01 par value) from 25,000,000 to 50,000,000 shares.

                  FOR:       16,292,586
                  AGAINST:    1,102,908
                  ABSTAIN:      197,945

     3. To ratify the appointment of Dalessio, Millner & Leben as auditors for the current fiscal year.

                  FOR:       17,428,368
                  AGAINST:      108,715
                  ABSTAIN:       56,356

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


DATED: May 10, 1996