Form 10KSB
period 1996-06-30
OCG TECHNOLOGY INC
filed 1996-09-30
CIK 73779

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                  FORM 10-KSB



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [Fee Required]

                                 For the Fiscal Year ended June 30, 1996
                                                           -------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934  [No Fee Required]

                                For the transition period from ______ to _____

                                Commission file number     0-5186
                                                     ------------------

                           OCG TECHNOLOGY, INC.
              ----------------------------------------------
              (Name of small business issuer in its charter)

          DELAWARE                                  13-2643655
- -------------------------------          ----------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)


           450 West 31st Street, New York, New York       10001
          -----------------------------------------     ----------
          (Address of principal executive offices)      (Zip Code)

Issuer's telephone number    (212) 967-3079

Securities registered pursuant to section 12(b) of the Act:   NONE

Securities registered pursuant to section 12(g) of the Act:

                Common Stock, par value $.01 per share
                --------------------------------------
                             (Title Class)

Check whether the Issuer (1)  has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) had been subject to such filing requirements for the past
90 days.      Yes  [X]             No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average of the closing sale price for such stock on September 19, 1996 was $34,020,147. As of September 19, 1996 the Registrant had 23,151,559 shares of Common Stock outstanding.

The Issuer's revenues for its most recent fiscal year: $746,006

Documents Incorporated by Reference: None

                                                             Part I

Item 1. Description of Business
        -----------------------
General.
- -------
         OCG Technology, Inc. (which, together with its subsidiaries, unless the context otherwise requires, is referred to as the "Company"): (i) markets, updates, and expands the PrimeCare(TM) Patient Management System (the "PrimeCare(TM) System"), a product of PrimeCare Systems, Inc. ("PSI"), a wholly owned subsidiary of the Company; (ii) markets turnkey computer systems and consulting services to providers of medical services through Mooney-Edwards Enterprises, Inc. d/b/a Medical Information Systems
("MIS"), a wholly owned subsidiary of the Company; (iii) markets as a service (the "CIG Service") and markets and manufactures as hardware, the proprietary heart diagnostic instrument, known as the "Cardiointegraph", which evaluates and interprets the electrical impulses of the heart. OCG Technology, Inc. was incorporated as Data Display Systems, Inc. on July 3, 1969.

         The Company's principal executive office is located at 450 West 31st Street, New York, New York 10001 and its telephone number is (212) 967-3079.

PrimeCare(TM) Patient Management System
- ---------------------------------------

         PSI, a Delaware corporation, was acquired by the Company as of May 16, 1994, through the issuance of 100,000 shares of the Series B Preferred Stock of the Company (see Item 5, page 7). At the time of acquisition, PSI owned a sole and exclusive worldwide license to use, market, sell, manufacture and otherwise commercialize the PrimeCare(TM) System. The System comprises a patient-centered integrated medical interview, encounter documentation, patient and physician education, and chart creation system which, in turn, creates a detailed electronic patient record and provides an uncomplicated, standardized mechanism for collecting and documenting all relevant clinical encounter data at minimal cost and time.

         The principal markets for the PrimeCare(TM) System are primary care physicians, medical clinics and staff health maintenance organizations.

         The PrimeCare(TM) System has harnessed the computer to bring efficiency to the management of a medical practice. The PrimeCare(TM) System:
standardizes the patient record; assures consistency in patient care;
creates a patient database for clinical and outcomes research; offers, both local and remote, means for utilization review and quality assurance audits; improves the quality of care; increases efficiency and productivity of the physician's practice; automatically generates a problem list; incorporates patient care algorithms and clinical practice guidelines; permits, both local and remote, on-line electronic retrieval of patient record and hard copy print out with appropriate security controls; enables rapid access to important patient data for clinical care; contains and provides patient education, complaint oriented and medication specific; provides physician education which is updated frequently.

         The PrimeCare(TM) System requires continual: (1) updates of medical content; (2) additions and enhancements to expand the scope of the system; and (3) incorporation of advances in both hardware and software technology to maintain a "state of the art" system. The Company markets the PrimeCare(TM) System as a service, on a pay for use basis, with a charge of $1.50 per patient visit. This marketing method eliminates a significant financial commitment to purchase the software, plus monthly maintenance charges, and ties the cost directly to use. The financial benefits derived by the physician from use of the PrimeCare(TM) System exceed $1.50 per patient visit. The Company intends to interface the MIS billing system
(see MIS, below) with the PrimeCare(TM) System, which will enable the automatic generation of patient billing. According to the American Medical Association, there are over 650,000 physicians in the U.S. creating a very large potential market for the System. The Company estimates that as many as 250,000 of these physicians could use the system routinely.

         On September 15, 1995, the Company entered into an agreement with the Mount Sinai School of Medicine ("MSSM") which provides for the MSSM to assume the task of updating and enhancing the medical content of the PrimeCare(TM) System. Having concluded this agreement, the Company commenced marketing the PrimeCare(TM) System. The Company currently has arrangements with a number of dealers to sell the PrimeCare(TM) System and continues to enlarge its network of independent dealers. However, no assurances can be given that the physician population will contract for and use the PrimeCare(TM) System.

         Competition. The Company has not identified any competitive patient
         -----------
management system which embodies all the features of the PrimeCare(TM) System. However, other companies market systems which may have some of the features of the PrimeCare(TM) System and some companies market medical office products which perform different functions than those performed by the PrimeCare(TM) System. No assurances can be given that the PrimeCare(TM) System is marketable or that another system will not be developed and, if developed, may prove to be more marketable than the PrimeCare(TM) System.

         Copyrights. The content of the PrimeCare(TM) System is protected by
         ----------
copyrights.


Medical Information Systems
- ---------------------------

         Mooney-Edwards Enterprises, Inc. d/b/a Medical Information Systems ("MIS"), a Florida corporation was acquired by the Company on June 25, 1992 (see Item 5, page 8). MIS has been a growing operation in a segment of the medical field. MIS markets computer systems to providers of medical services. The packages include hardware, software, staff training and provides for an annual service contract. In addition to the basic accounts receivable and insurance billing applications, MIS can provide the offices with accounts payable, general ledger, payroll and word processing programs. The service contracts provide for ongoing software upgrades, continuing education and system maintenance.

         The turnkey packages sold by MIS primarily use the "Medical Manager" ("MM") software program. MIS is the area dealer for MM which is reputed to be the most widely used software package in the medical industry. MIS also possesses a state of the art proprietary software program for medical billing. The MIS software can handle multiple billing and payment entries on one screen, whereas, MM is limited to one charge entry or payment without changing the screen. The Company intended to complete that development of a Users Guide, Reference Book and other marketing tools during fiscal 1994 and to market the MIS software program nationally through dealers. However, the Company altered its marketing plans when it decided to acquire PrimeCare Systems, Inc. The Company decided that MIS software should be interfaced with the PSI software so that billing by the physician could be automated at the conclusion of the patient's visit.



Cardiointegraph
- ---------------
         The Company has developed a diagnostic instrument for the early detection of coronary heart disease, known as the Cardiointegraph, which takes the electrical impulses generated by a patient during the course of a conventional electrocardiogram ("ECG") and through a series of integrations and normalizations, displays these signals in a different visual format, known as a Cardiointegram ("CIG"). In the Company's opinion, a CIG provides the examining physician with a method for identifying patients with apparently normal ECG's who may actually have coronary heart disease. The Cardiointegraph employs a unique method, parts of which are patented. The Company believes that the CIG does not compete directly with any other diagnostic method. However, the CIG does compete generally with other diagnostic methods, such as stress testing and thallium perfusion stress tests. The Cardiointegram procedure is done at rest, requires less doctor-time and costs significantly less than the other available methods.

         Studies have been completed which the Company believes confirm the usefulness and efficacy of the Cardiointegraph. As a part of two studies, the results of the Cardiointegram was compared with the results of exercise stress testing. The concordance of the two tests was 87% in one study and 88% in the other. Based on this data the Company believes that the CIG is a cost effective, viable alternative to stress testing in many instances. The apparent national concern with rising health-care costs and growing efforts to contain and reduce these costs could prove to be a stimulus to expand the use of the CIG service. However, there can be no assurance that the CIG will benefit from this.

         Marketing  Although Cardiointegraphs were sold and end user
         ---------
purchasers (i.e. physicians, corporate and governmental medical departments) appear to find the unit useful, the Company has been unable to generate sufficient revenues to fund its operations or to operate at a profit. The Company believes that lack of universal reimbursement for the CIG has hindered its attempt to sell the CIG. The Company believes that marketing the CIG technology as a service, with a minimal fee charged to the physician per CIG generated, may free physicians from their general reluctance to purchase medical diagnostic equipment not reimbursed by Medicare. The Company commenced its plan to market the Cardiointegraph as a service (See Item 6). To date, the Company has not derived substantial revenues from offering the CIG on a fee per use basis.

         Competition  The Cardiointegraph is a diagnostic device which employs
         -----------
a unique method, parts of which are patented, for the diagnosis of coronary heart disease. The Company believes that the CIG does not compete directly with any other diagnostic method. However, the CIG does compete generally with other diagnostic methods, such as stress testing and thallium perfusion stress tests. The Cardiointegram procedure is done at rest, requires less doctor-time and costs less than the other available methods. In the past, the Company sold its product through medical distributors, a sales and marketing method employed by other medical equipment manufacturers.

         Patent Protection  The Company's business is dependent to some
         -----------------
extent, upon patent protection of its method of signal analysis and its application to the Cardiointegraph. The Company's primary patent expired in November 1986. In June 1985 a new method patent was granted to the Company which expires in the year 2002. This new patent covers the Company's method for correctly detecting in a repeatable fashion the proper base line which is essential to accurately compute the CIG. The Company believes that this patent will adequately protect its competitive position. Although certain of the Company's processes are of a non-patentable nature, the Company believes that it has significant lead time over potential competitors in the field of classifying and evaluating data by this patented method and apparatus as a result of its know-how and expertise which supplement the patent protection. "Cardiointegraph" is not a registered trademark or trade name, however, the Company is not aware of any other companies using such name or manufacturing such product. The Company owns trademark registrations in the United States for "OCG".


Government Regulation
- ---------------------
         The Company is operating in the medical field which is subject to extensive federal, state and local regulations. The Cardiointegraph is a "device" under the Food, Drug and Cosmetic Act of 1938, as amended (the "ACT"). On December 29, 1981, the Company was formally advised by the Food and Drug Administration ("FDA") that the Company had clearance to market the Cardiointegraph, subject to the general controls and provisions of the Act. The FDA designated the Cardiointegraph to be in regulatory class II. The Company believes that it is presently in compliance with all federal, state and local regulations.

         Neither the PrimeCare(TM) System nor the MIS medical billing software require FDA filings.

Research Contract
- -----------------
Optronic Labs, Inc., a wholly owned subsidiary of the Company, which is currently inactive, had been engaged by an unaffiliated limited partnership under a research and development agreement to conduct a research and development program to develop the processes and technology for the commercial manufacture of an ambulatory heart monitoring system and an improved system for the early detection of heart disease for a fee of $2,025,000.

Pursuant to the terms of a technology assignment agreement, the Company contracted to purchase the related technologies. Compensation for the purchase is in the form of royalties at the rate of 7-1/2 percent of sales of the related products for 17 years. As additional compensation the Company pays royalties at the rate of 3 percent of Cardiointegraph sales until the Partnership receives $2,750,000 and thereafter 1 percent of Cardiointegraph sales until the Partnership receives an additional $2,750,000. The Company currently has no intention of entering into additional third party contracts for research and development. On July 1, 1985, the Company purchased the technology and began paying royalties as discussed above. There were no royalty payments made for fiscal 1996 and 1995.

Employees
- ---------

The Company employs 4 non-salaried officers, all of whom are full time; its subsidiary, MIS employs 8 salaried employees including officers, all of whom are full time; and its subsidiary, PSI employs 13 salaried employees including officers, 10 of whom are full time and 3 part time.

Item 2.  Properties
         ----------
The Company utilizes space at 450 West 31st Street, New York, New York where it maintains its executive and sales office. The space is owned by a corporation whose president and one of its shareholders is the son of the President of the Company. There is no lease or other written commitment assuring continued use of the premises. No rent was charged in 1995 and 1996.

MIS leases office space in Pensacola, Florida from Mainstreet, Ltd. Rental payments for the year ended June 30, 1996 were $17,725. The President and Vice President of MIS have an ownership interest in Mainstreet, Ltd.
There is an oral agreement with Mainstreet, Ltd. that premises will be available to MIS through June 30, 1997.

PSI leases approximately 2300 square feet of office space in Newport News, VA. The lease is for a term of three years ending on July 31, 1997 at a rental of $24,472 for fiscal 1997.

Item 3.  Legal Proceedings
         -----------------
                    NONE

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

All of the information called for by this item is contained in Item 4 of
Part II of the Company's Form 10-QSB for the quarterly period ended March 31, 1996 which was filed with the Commission on May 14, 1996.

                                  PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         ----------------------------------------------------------------
         Matters.
         -------

 The Company's Common Stock is quoted on NASDAQ (now NASDAQ Small Cap) under NASDAQ symbol OCGT. The following table sets forth the range of high and low closing prices for the Company's Common Stock for the periods indicated. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions and may not represent actual transactions.

Fiscal Year Ended June 30, 1995            High             Low
- -------------------------------            ----             ---
1st Quarter                               17/32             1/4
2nd Quarter                                1/2              1/4
3rd Quarter                                1/2              1/4
4th Quarter                                1/2              9/32

Fiscal Year Ended June 30, 1996            High             Low
- -------------------------------            ----             ---
1st Quarter                               29/32             1/4
2nd Quarter                               27/32            13/32
3rd Quarter                                7/8              7/16
4th Quarter                             1 15/16            23/32



As of June 30, 1996 there were approximately 1,438 record holders of the Common Stock, including stockholders whose shares are registered in "nominee" or "street" name. The closing bid price per share for the Common Stock on September 19, 1996 was 1 15/32.

On May 1, 1996, the shareholders of the Company approved the increase in the number of authorized shares of Common Stock from 25 million to 50 million.

The Company has never paid cash dividends on its Common Stock. Payment of dividends are within the discretion of the Company's Board of Directors and will depend, among other factors, on earnings, capital requirements and the operating and financial condition of the Company. At the present time, the Company's anticipated requirements are such that it intends to follow a policy of retaining earnings, if any, in order to finance the development of its business.

On July 12, 1984, a majority of the shareholders of the Company authorized the amendment of the Certificate of Incorporation of the Company creating a class of 1,000,000 shares of preferred stock, the relative rights, preferences and designations of which could be determined by the Board of Directors.

Effective June 10, 1996, the Company agreed with its Series B Preferred shareholders to exchange 1,000,000 shares of its regular Common Stock for all 100,000 shares of its Series B Preferred Stock outstanding. Accordingly, all dividend rights for the Series B Preferred Stock described hereafter have been rescinded. On May 3, 1994, pursuant to the authority vested in the Company's Board, a series of Preferred Stock of the Company was created out of the authorized but unissued shares of the capital stock of the Company, and was designated Series B Preferred Stock, to consist of a maximum of 100,000 shares, par value $.10 per share, of which the preferences and other rights, and the qualifications, limitations or restrictions thereof, includes the following: (1) subject to the Company's Shareholders authorizing the Company's Board of Directors to create a Series B Common Stock, any or all shares of the Series B Preferred Stock shall be convertible at the option of the holder or holders thereof into fully paid and nonassessable shares of Series B Common Stock of the Company at the rate of ten (10) shares of Series B Common Stock for each share of Series B Preferred; (2) the holders of shares of Series B Preferred Stock shall have the right to vote for any purpose on the same basis as the holders of the Company's Common Stock;
(3) Series B Dividends shall not be cumulative and shall be distributable out of the aggregate of all cash dividends declared by the Company in any year, and shall be calculated as follows: the aggregate amount of all cash dividends declared and to be distributed by the Company to all classes of its shareholders in a fiscal year shall be multiplied by a fraction, the (A) numerator of which shall be an amount equal to fifty (50%) percent of the net profits of the Company's subsidiary, PrimeCare Systems, Inc. ("PSI") for the prior fiscal year; and the (B) denominator of which shall be the sum of the said net profits of the Company (including those of PSI) for such prior fiscal year. On May 20, 1994, 100,000 shares of Series B Preferred Stock were issued in conjunction with the acquisition of PrimeCare Systems, Inc.

On June 10, 1992 pursuant to the authority vested in the Board of Directors of the Company, a series of Preferred Stock of the Company was created out of the authorized but unissued shares of the capital stock of the Company, and was designated Series E Preferred Stock, to consist of a maximum of 100,000 shares, par value $.10 per share, of which the preferences and other rights, and the qualifications, limitations or restrictions thereof, includes the following: (1) These shares are non-convertible; (2) The holders of shares shall have the right to vote for any purpose on the same basis as the holders of the Company's Common Stock; (3) Series E Dividends shall not be cumulative and shall be distributable out of the aggregate of all cash dividends declared by the Company in any year, and shall be calculated as follows: the aggregate amount of all cash dividends declared and to be distributed by the Company to all classes of its shareholders in a fiscal year shall be multiplied by a fraction, the (A) numerator of which shall be an amount equal to fifty (50%) percent of the net profits of the Company's subsidiary, Mooney-Edwards Enterprises, Inc. ("MIS") for the prior fiscal year; and the (B) denominator of which shall be the sum of the said net profits of the Company (including those of MIS) for such prior fiscal year; (4) The Series E Preferred Stock may be redeemed, in whole or in part, at the option of the Company, at the price of $30.00 per share, plus all accrued and unpaid dividends thereon. On June 25, 1992, 100,000 shares of Series E Preferred Stock were issued in conjunction with the acquisition of Mooney-Edwards Enterprises, Inc. No dividends have been declared or paid for the Series E Preferred Stock.

Item 6.  Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------

                     Fiscal 1996 Compared to Fiscal 1995

Results of Operations
- ---------------------

Total revenues increased to $746,006 for the year ended June 30, 1996 from $573,489 for 1995. Cost of sales increased $106,355. The increase in revenues was primarily due to an increase in revenues from sales and services of third party software products.

Marketing general and administrative expenses increased $1,381,144 for the year ended June 30, 1996 as compared to 1995 due primarily to increased expenses in marketing the PrimeCare(TM) Patient Management System and to the recognition of $1,214,000 of non-cash expenses related to the issuance of warrants to employees and outside consultants.

Interest
- --------

Interest expense increased $1,192 to $1,247 for the year ended June 30, 1996 as compared to the year ended June 30, 1995.

Liquidity and Capital Resources
- -------------------------------

At June 30, 1996 the Company had a current ratio of 1.70 to 1 compared to
 .61 to 1 as of June 30, 1995. The increase in current assets primarily resulted from the receipt of proceeds from the sale of Common Stock. Although the net loss from operations for the year ended June 30, 1996 was $2,468,752 most of the loss resulted from non-cash charges of approximately $1,950,000, which accounted for 78% of the total loss from operations. The Company has experienced recurring losses from operations and has been unable to provide sufficient working capital from operations and has relied significantly on the sale of equity interests in the Company and loans from officers and shareholders to fund its operations. The Company's auditors have included an explanatory paragraph regarding the ability of the Company to continue as a "going concern".

Cash on hand and accounts receivable were $363,529 at June 30, 1996.   In
the past, the Company's principal means of overcoming its cash shortfalls from operations was from the sale of the Company's common stock. During the year ended June 30, 1996, the Company raised $780,000 through the sale of equity interests and the exercise of warrants. The Company intends to provide additional working capital through the sale of equity interests in the Company. Although, in the past, the Company has been able to provide working capital through the sale of equity interests in the Company, there can be no assurances that the Company will succeed in its efforts.

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

The medical content of the System is continually updated. On September 15, 1995, the Company entered into an agreement with the Mount Sinai School of Medicine ("MSSM") which provides for the MSSM to assume the task of updating and enhancing the medical content of the PrimeCare(TM) System. Having concluded this agreement, the Company commenced marketing the PrimeCare(TM) System. The Company currently has arrangements with a number of dealers to sell the PrimeCare(TM) System and continues to enlarge its network of independent dealers. However, no assurances can be given that the physician population will contract for and use the PrimeCare(TM) System.

In the past, the Company sold its Cardiointegraph, a proprietary heart diagnostic instrument for the early detection of coronary heart disease, through medical distributors, a sales and marketing method employed by other medical equipment manufacturers. Although Cardiointegraphs were sold and the end user purchasers, (i.e., physicians and corporate and governmental medical departments), appear to find the unit useful, the Company has been unable to generate sufficient revenues to fund its operations or to operate at a profit. The Company believes that lack of universal reimbursement for the CIG has hindered its attempt to sell the CIG.

The Company believes that marketing the CIG technology as a service, with a minimal fee charged to the physician per CIG generated, may free the physician from the general reluctance of physicians to purchase medical diagnostic equipment not reimbursed by Medicare.

The Company licensed its CIG technology to Compumed, Inc. ("CMPD") to enable CMPD to offer the CIG as a service to CMPD's customers who subscribe to CMPD's service which interprets electrocardiographic (EKG) signals transmitted telephonically to CMPD's central computer. During March 1994, CMPD commenced offering the CIG service to CMPD's customers. To date, the Company has not received significant revenues from CMPD for the service. The Company is totally dependant upon CMPD for the marketing effort to CMPD's customers. The Company does not believe that the service will be marketed successfully by CMPD.

The Company believes that it could provide sufficient working capital from operations through marketing the PrimeCare(TM) System, the MIS billing system after interfacing it with the PrimeCare(TM) System, marketing the CIG as a service and expanding the operations of MIS.

Currently, the Company has no lines of credit and has no material commitments for capital expenditures outstanding.

Effects of Inflation
- --------------------

Most raw materials the Company uses in its manufacturing process have declined or have remained stable with regard to cost. As such, inflation has had little effect on the Company's operations.


                    Fiscal 1995 Compared to Fiscal 1994

Results of Operations
- ---------------------

Total revenues increased to $573,489 for the year ended June 30, 1995 from $519,643 for 1994. Cost of sales increased $12,707. The increase in revenues was due to an increase in revenues from sales and services of third party software products.

Marketing general and administrative expenses increased $218,928 for the year ended June 30, 1995 as compared to 1994 as a result of the Company's acquisition of PSI in May 1994, which necessitated increases in various services which were paid for through the issuance of the Company's Common Stock.


Item 7. Financial Statements
        --------------------

The following are included and filed under this Item and appear immediately following the signature page on page 16:

                                                                      PAGE
                                                                      ----
         Independent Auditors' Report                                  F-1

         Consolidated Balance Sheet - June 30, 1996                    F-2

         Consolidated Statements of Operations -
         Years ended June 30, 1996 and 1995                            F-3

         Consolidated Statements of Shareholders'
         Equity - Years ended June 30, 1996 and 1995                   F-4

         Consolidated Statements of Cash Flows -
         Years ended June 30, 1996 and 1995                            F-5

         Notes to Consolidated Financial Statements                    F-6


Item 8.  Disagreements on Accounting and Financial Disclosure.
         ----------------------------------------------------

         There were no disagreements on accounting and financial disclosure during the years ended June 30, 1996 and 1995.


                              PART III

Item 9.  Directors and Executive Officers of the Registrant.
         --------------------------------------------------

         The directors and executive officers of the Company are:

     Name                   Age                          Position
- ----------------            ---                   ----------------------
Edward C. Levine            69                    President and Director

Jarema S. Rakoczy           54                    Vice President and Director

Jeffrey P. Nelson           52                    Secretary and Director

Erich W. Augustin           61                    Executive Vice President,
                                                  Chief Financial Officer
                                                  and Director


Directors are elected at the annual stockholder's meeting and serve until the next annual meeting. Officers are elected by the Board of Directors.

Edward C. Levine has been the President of the Company since 1976 and a Director of the Company since 1973. Mr. Levine is a member of the Bar of the State of New York.

Jarema S. Rakoczy, has served as a Director of the Company since August 1987, and a Vice President since March 1985, and has been with the Company since January, 1983. Mr. Rakoczy has been self-employed as a sales and marketing consultant since May of 1989. Mr. Rakoczy devotes all of his professional time to the Company's affairs. Mr. Rakoczy served as Eastern Manager at Hittman Medical Systems from September 1980 to December 1982; as Regional Sales Manager at American Optical Medical Division from February 1976 to September 1980; and as Vice President at Pratt Electronics from June 1968 to November 1974.

Jeffrey P. Nelson, has served as a Director since November 1991 and as Secretary of the Company since June 1992. Mr. Nelson served as Vice President, Asset Based Finance Division, of Marine Midland Bank, NA from December 1986 through 1990. Mr. Nelson was self-employed as a real estate financing consultant from January 1991 through November 1991.

Erich W. Augustin became a Director on September 19, 1995 and joined the Company as Executive Vice President and Chief Financial Officer on October 18, 1996. Mr. Augustin served as Senior Vice President and Chief Financial Officer of the Chase Manhattan Bank of Connecticut, N.A., with responsibility for all financial activities, including accounting, audit, budget, planning, regulatory reporting and taxes, from August 1991 through January 1995 at which time he retired. From January 1995 to June 30, 1995, Mr. Augustin served as a consultant to the same institution. Mr. Augustin served as Vice President and Director of Financial Accounting & Reporting of the Chase Manhattan Corporation and the Chase Manhattan Bank, N.A. from May 1976 through August 1991, responsible for worldwide financial accounting and reporting for Senior Management, Shareholders and Regulatory Agencies.

Item 10. Executive Compensation
         ----------------------

Compensation of Directors
- -------------------------

         There are no standard or other arrangements for compensating Directors. Directors serve without compensation.

Compensation of Officers
- ------------------------

         The following table presents certain specific information regarding the compensation of the Chairman and President of the Company who received no other compensation than the compensation set forth in the following tables. No Officer of the Company had total salary, bonus or other compensation exceeding $100,000.

                  Summary Compensation Table (Fiscal 1996)
                  ----------------------------------------
    (a)                            (b)                     (c)
                                                 Long-term Compensation Awards
                             Fiscal Year Ended   Securities Underlying
Name & Principal Position         June 30,       Options/SARs
- -------------------------         --------       ------------------------------
Edward C. Levine,                   1996                   -0-
 President and Chief                1995                 60,000 (1)
 Executive Officer                  1995                250,000
                                    1994                180,000

[FN]
_______________
Notes: (1) These warrants were issued in 1990. In 1995, the exercise price of these warrants was reduced by the Company from $1.00 per share to $.50 per share.

                       Option Grants in Last Fiscal Year
    (a)                    (b)                  (c)                  (d)            (e)
                       Number of           Percent of Total
                       Securities          Options/SARs
                       Underlying          Granted to            Exercise or
                       Options/SARs        Employees in          Base Price     Expiration
   Name                Granted             Fiscal Year           ($ / Share)       Date
- -----------------      -------------       ----------------      -----------    ----------
Edward C. Levine           -0-                  -0-                 N/A             N/A

                Aggregated Option Exercises in Last Fiscal Year
                      and Fiscal Year End Option Values

The following table sets forth certain information regarding the exercise of stock options during the fiscal year ended June 30, 1996 and the fiscal year ended value of unexercised options for the Company's named executive officers.

                                                                                Value of Unexercised
                        Shares       Value        Number of Unexercised        In-the-Money Options at
                     Acquired on    Realized     Options at Fiscal Year-End         Fiscal Year End
     Name              Exercise       ($)        Exercisable/Unexercisable     Exercisable/Unexercisable(1)
- ----------------     -----------   ---------     -------------------------     -------------------------
Edward C. Levine         -0-         $ -0-              640,000 / 0                $617,000 / 0
Jarema S. Rakoczy        -0-         $ -0-              290,000 / 0                $292,125 / 0
Jeffrey P. Nelson        -0-         $ -0-              630,000 / 0                $613,375 / 0
Erich W. Augustin        -0-         $ -0-              245,000 / 0                $253,312 / 0

_____________________
Notes:   (1)  Calculated based on the excess of the closing market price of the Company's common stock as reported on the NASDAQ Stock market on June 28, 1996 ($1.3125) over the option exercise price.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         --------------------------------------------------------------
The following table sets forth, as of September 19, 1996 certain information with respect to Common Stock ownership of (i) each person known by the Company to own beneficially more than 5% of the shares of the Company's Common Stock, (ii) all directors, and (iii) all Officers and Directors as a group.

                  Name and Address of      Amount & Nature of       Percent
Class              Beneficial Owner       Beneficial Ownership      of Class
- ------            ------------------      --------------------      --------
Common            Edward C. Levine          538,826 - direct          2.33%
                  450 W. 31st Street
                  New York, NY 10001

Common            Jarema S. Rakoczy          81,450 - direct           .35%
                  450 W. 31st Street
                  New York, NY 10001

Common            Jeffrey P. Nelson          85,000 - direct           .37%
                  450 W. 31st Sreet
                  New York, NY 10001

Common            Erich W. Augustin                -0-                 .00%
                  450 West 31st Street
                  New York, NY 10001

Common            All directors and         705,276 - direct          3.05%
                  officers as a group
                  (4 Persons)

Item 12. Certain Relationships and Related Transactions
         ----------------------------------------------
On May 9, 1995 the Company authorized the issuance of, and thereafter issued, 150,000 warrants to purchase shares of its Common Stock for services rendered or to be rendered. Said Warrants were issued in consideration of services to be rendered to the Corporation by Mr. Augustin by serving as a Director and Treasurer of the Corporation which services will become effective on the date PrimeCare Systems, Inc. the Corporation's wholly owned subsidiary, executed a contract with the Mount Sinai School of Medicine ("MSSM") for the MSSM to update the medical content of the PrimeCare System. Exercise of these warrants by the holder thereof was subject to the Shareholder approval of an increase in the number of the Corporation's authorized shares of Common Stock, par value $.01 per share, from twenty-five million to fifty million, which condition has been met.

On April 5, 1995 the Company authorized the issuance of, and thereafter issued, warrants to purchase shares of its Common Stock as follows:
Jeffrey P. Nelson, 200,000 warrants; Edward C. Levine, 250,000 warrants; and Jarema S. Rakoczy, 100,000 warrants; for services rendered or to be rendered. Exercise of these warrants by the holders thereof was subject to Shareholder approval of an increase in the number of the Corporation's authorized shares of Common Stock, par value $.01 per share, from twenty-five million to fifty million, which condition has been met.

On May 3, 1994, the Company authorized and subsequently issued 200,000 shares of its Common Stock to officers, directors and former shareholders of the Company's wholly owned subsidiary PrimeCare Systems, Inc. ("PSI"), for services to be rendered to the Company during the three year period following the acquisition.

On January 4, 1994, the Company authorized the issuance of, and thereafter issued, warrants to purchase shares of its Common Stock as follows:
Jeffrey P. Nelson, 180,000 warrants; Edward C. Levine, 180,000 warrants; William J. Bosso, 25,000 warrants; and Jarema S. Rakoczy, 40,000 warrants; for services rendered or to be rendered and extended the date for exercise of 60,000 warrants issued to Edward C. Levine from January 1994 until January 1997.

Item 13.  Exhibits and Reports on Form 8-K
          --------------------------------

         (a) The following documents are filed as part of this report.

(1)  Exhibits

     3(i).1 Certificate of Incorporation of Registrant filed July 3, 1969 (incorporated by reference to Exhibit 3.1(a) to the Annual Report on Form 10-K for the Year ended June 30, 1985).

     3(i).2       Certificate of Amendment of Certificate of
                  Incorporation filed March 28, 1973 (incorporated by reference to Exhibit 3.1(b) to the Annual Report on Form 10-K for the Year ended June 30, 1985).

     3(i).3 Certificate of Ownership and Merger filed June 21, 1974 (incorporated by reference to Exhibit 3.1(c) to the Annual Report on Form 10-K for the Year ended June 30, 1985).

     3(i).4 Certificate of Change of Agent and location, designated in the Certificate of Incorporation of Registrant, filed December 16, 1976 (incorporated by reference to Exhibit 3.1(d) to the Annual Report on Form 10-K for the Year ended June 30, 1985).

*    3(i).5       Certificate of Amendment of Certificate of
                  Incorporation filed December 26, 1985.

*    3(i).6       Certificate of Correction filed to Correct A
                  Certain Error in the Certificate of Amendment of Certificate of Incorporation filed March 26, 1986.

*    3(i).7       Certificate of Amendment of Certificate of
                  Incorporation filed August 18, 1987.

     3(i).8 Certificate of Change of Agent and location of Registrant filed April 9, 1991 (incorporated by reference to Exhibit 3.1(j) to the Annual Report on Form 10-K for the Year ended June 30, 1991).

     3(i).9 Certificate of Correction filed to Correct Certain Errors in the Certificate of Amendment of the Certificate of Incorporation filed June 19, 1992 (incorporated by reference to Exhibit 3.1(l) to the Annual Report on Form 10-K for the Year ended June 30, 1992).

     3(i).10      Certificate of Amendment of Certificate of
                  Incorporation filed June 7, 1996.

     3.(ii).1 By-laws of Registrant (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the Year ended June 30, 1985).

*    4.1          Certificate of Resolutions Creating Series A Convertible
                  Preferred Stock filed January 23, 1986.

*    4.2          Certificate of Correction filed to Correct Certain Errors
                  in the Certificate of Stock Designation filed March 26,
                  1986.

     4.3 Certificate of Resolutions Creating Series E Convertible Preferred Stock filed June 19, 1992. (incorporated by reference to Exhibit II to the Current Report on Form 8-K filed June 26, 1992)

     4.4 Certificate of Resolutions Creating Series B Convertible Preferred Stock filed May 3, 1994 (incorporated by reference to Exhibit 4 to the Current Report on Form 8-K filed June 1, 1994)

     4.5 Certificate of Amendment No. 1 Filed to Modify the Certificate of Designation Creating Series B Preferred Stock filed August 30, 1996.

     10.1 Technology Assignment Agreement dated as of December 19, 1983 by and between Biocard Partners and OCG Technology, Inc. (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K for the Year ended June 30,
                  1985).

     10.2 License Agreement dated as of December 19, 1983 by and between Biocard Partners and OCG Technology, Inc. (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K for the Year ended June 30, 1985).

     10.3 Stock Purchase and Exchange Agreement, dated as of June 12, 1992, between the Registrant and Mooney-Edwards Enterprises, Inc., D/B/A Medical Information Systems (incorporated by reference to Exhibit I to the Current Report on Form 8-K filed June 26, 1992).

     10.4 Stock Purchase and Exchange Agreement, dated as of May 16, 1994, between the Registrant and PrimeCare Systems, Inc. (incorporated by reference to Exhibit 2 to the Current Report on Form 8-K filed June 1, 1994)

     21 Subsidiaries of Registrant. Optronic Labs, Inc., a New York corporation; Mooney-Edwards Enterprises, Inc., a Florida corporation; and, PrimeCare Systems, Inc., a Delaware corporation.

     27           Financial Data Schedule

         (b)      Reports on Form 8-K

                  There were no Reports on Form 8-K filed in the fourth quarter of fiscal 1996.


* Incorporated by reference to the Form 10-K for the Year ended June 30, 1987.

                                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       OCG TECHNOLOGY, INC.


                                                    By: /s/ Edward C. Levine
                                                       --------------------
Dated: September 25, 1996                               Edward C. Levine,
                                                        President



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



/s/ Edward C. Levine       President and Director           September 25, 1996
- --------------------       (Principal Executive Officer)
 Edward C. Levine


/s/ Jeffrey P. Nelson      Secretary and Director           September 25, 1996
- ---------------------
 Jeffrey P. Nelson


/s/ Jarema S. Rakoczy      Vice President and Director      September 25, 1996
- ---------------------
 Jarema S. Rakoczy


/s/ Erich W. Augustin   Executive Vice President and        September 25, 1996
- ---------------------   Director (Principal Financial
 Erich W. Augustin      and Accounting Officer)

                      Independent Auditors' Report
                      ----------------------------

 To the Board of Directors
 OCG Technology, Inc. and Subsidiaries
 New York, New York

 We have audited the accompanying consolidated balance sheet of OCG Technology, Inc. and Subsidiaries as of June 30, 1996, and the related consolidated statements of operations, cash flows and changes in shareholders' equity for the years ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

 We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
 An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OCG Technology, Inc. and Subsidiaries as of June 30, 1996, and the consolidated results of their operations and their cash flows for the years ended June 30, 1996 and 1995, in conformity with generally accepted accounting principles.

 The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has experienced recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1.
 The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



 New York, New York                   DALESSIO, MILLNER & LEBEN LLP
 September 20, 1996                   Certified Public Accountants


                   OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEET
                              JUNE 30, 1996
=========================================================================
                                ASSETS
 CURRENT ASSETS:
  Cash                                                      $    318,088
  Accounts receivable                                             45,441
  Other, primarily due from officer of $29,838                    35,606
                                                            ------------
          TOTAL CURRENT ASSETS                                   399,135

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation and amortization of $261,178                      199,603

COVENANT NOT TO COMPETE, net of accumulated
  amortization of $200,000                                        50,000

PROPRIETARY TECHNOLOGY, net of accumulated
  amortization of $1,275,000                                   1,725,000

OTHER ASSETS, primarily due from officer of $25,108               29,233
                                                            ------------
                                                            $  2,402,971
                                                            ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                     $    208,299
  Due to officer (non-interest bearing)                           15,121
  Note payable                                                    11,344
                                                            ------------
          TOTAL CURRENT LIABILITIES                              234,764

COMMITMENTS

SHAREHOLDERS' EQUITY:
  Preferred stock, 1,000,000 shares authorized;
    Series E, $.10 par value, 100,000 shares
     issued and outstanding                                       10,000
  Common stock, $.01 par value, 50,000,000 shares
    authorized, 23,151,559 shares issued,
    23,139,059 outstanding                                       231,515
  Additional paid-in-capital                                  20,384,287
  Deficit                                                    (18,381,343)
  Unearned compensation                                          (13,752)
                                                            ------------
                                                               2,230,707
  Less: Treasury stock, at cost (12,500 shares)                  (62,500)
                                                            ------------
          TOTAL SHAREHOLDERS' EQUITY                           2,168,207
                                                            ------------
                                                            $  2,402,971
                                                            ============


      See Accompanying Notes to Consolidated Financial Statements

                 OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS
===========================================================================
                                                  Year Ended June 30,
                                             ------------------------------
                                                  1996            1995
                                             -------------  ---------------
S>
REVENUES:
  Net sales of third party software
    and support services                     $   723,964    $    571,503
  Net sales of medical products                    6,068           1,144
  Fees charged to medical providers               15,974             842
                                             -----------    ------------
     TOTAL REVENUES                              746,006         573,489

COSTS AND EXPENSES:
  Cost of sales                                  328,560         222,205
  Marketing, general and administrative        2,152,757         771,613
  Depreciation and amortization                  732,194         728,420
  Interest                                         1,247              55
                                              ----------     -----------
     TOTAL COSTS AND EXPENSES                  3,214,758       1,722,293
                                              ----------     -----------
NET LOSS                                     $(2,468,752)    $(1,148,804)
                                             ===========     ===========
NET LOSS PER COMMON SHARE                    $      (.12)    $      (.06)
                                             ===========     ===========
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                          21,226,848      19,092,084
                                             ===========     ===========





      See Accompanying Notes to Consolidated Financial Statements


                                     OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                       YEAR ENDED JUNE 30, 1996 AND 1995
=================================================================================================================================


                         Preferred Stock      Common stock
                             $.10 par            $.01 par          Additional
                        ----------------    --------------------     Paid-in                  Treasury     Unearned
                         Shares   Amount      Shares     Amount      Capital      Deficit      Stock     Compensation       Total
                        -------  -------    ----------  --------  -----------  ------------   ---------  ------------  -----------
Balance, July 1, 1994   200,000  $ 20,000   18,660,612  $186,606  $18,087,415  $(14,763,787)  $(62,500)   $(64,687)    $ 3,403,047

Issuance of stock for
 services                   -        -           2,500        25          756          -          -           -                781

Issuance of warrants
 for services               -        -            -         -          17,000          -          -           -             17,000

Sale of stock and
 conversion of warrants     -        -       1,847,647    18,476      316,524          -          -           -            335,000

Amortization of
 unearned compensation      -        -            -         -            -             -          -         26,248          26,248

Net loss                    -        -            -         -            -       (1,148,804)      -           -         (1,148,804)
                         -------   ------   ----------   -------   ----------  ------------    -------     -------    ------------
Balance, June 30, 1995   200,000   20,000   20,510,759   205,107   18,421,695   (15,912,591)   (62,500)    (38,439)      2,633,272

Issuance of warrants
 for services               -        -            -         -       1,214,000          -           -           -         1,214,000

Sale of stock and
 conversion of warrants     -        -       1,640,800    16,408      748,592          -           -           -           765,000

Conversion of Series B
 preferred stock        (100,000) (10,000)   1,000,000    10,000         -             -           -           -              -

Amortization of
 unearned  compensation     -        -            -         -            -             -           -         24,687         24,687

Net loss                    -        -            -         -            -       (2,468,752)       -           -        (2,468,752)
                        -------- --------   ----------  --------  -----------  ------------    ---------   --------    -----------
Balance, June 30, 1996   100,000 $ 10,000   23,151,559  $231,515  $20,384,287  $(18,381,343)   $(62,500)   $(13,752)   $ 2,168,207
                        ======== ========   ==========  ========  =========== ============     =========   ========    ===========

                                 See Accompanying Notes to Consolidated Financial Statements

              OCG TECHNOLOGY, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
 =======================================================================

                                                      Year Ended June 30,
                                                  ---------------------------
                                                     1996            1995
                                                  -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                        $(2,468,752)   $(1,148,804)
  Adjustments to reconcile net loss
    to net cash provided by (used in)
     operating activities:
      Depreciation and amortization                   732,194        728,420
      Issuance of stock and warrants
       for services                                 1,214,000         17,781
      Amortization of unearned compensation            24,687         26,248

  Changes in operating assets and liabilities:
    (Increase) decrease in:
       Accounts receivable                            (11,843)         2,436
       Other assets                                   (11,253)       (22,646)
     (Decrease) increase in:
       Accounts payable and accrued expenses           60,061         72,094
                                                   ----------    -----------
       Total adjustments                            2,007,846        824,333
                                                   ----------    -----------
        Net cash (used in) operating activities      (460,906)      (324,471)
                                                   ----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Loans received from related party                    50,000          -
  Loans paid to related party                         (50,000)         -
  Proceeds from issuance of common stock              765,000        335,000
                                                   ----------    -----------
        Net cash provided by financing activities     765,000        335,000
                                                   ----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                 (37,651)       (63,751)
                                                   ----------    -----------
        Net cash (used in) investing activities       (37,651)       (63,751)
                                                   ----------    -----------
NET INCREASE (DECREASE) IN CASH                       266,443        (53,222)

CASH, BEGINNING OF YEAR                                51,645        104,867
                                                   ----------    -----------
CASH, END OF YEAR                                  $  318,088    $    51,645
                                                   ==========    ===========
Supplemental disclosures:

No cash was paid in 1996 and 1995 for interest and taxes.


      See Accompanying Notes to Consolidated Financial Statements

                     OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
==============================================================================

 NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- ----------------------------------------------------

    Business
    --------

    OCG Technology, Inc. and its subsidiaries (the "Company") are engaged in the development, marketing, and distribution of software and diagnostic cardiological products as follows:

        PrimeCare Systems, Inc. ("PSI") was acquired in May 1994, and has an exclusive license and assignment to use, market, sell, manufacture, and distribute the PrimeCare Patient Management Systems which is a PC-based software product providing among other things, a standardized mechanism for collecting and documenting patient data for physicians at a minimal cost and time.

        OCG Technology, Inc. ("OCG") is engaged in the development and marketing, (by sale or lease) of a heart diagnostic instrument, known as the cardiointegraph ("CIG") which evaluates and interprets the electrical impulses of the human heart.

        Mooney Edwards Enterprises, Inc. ("Mooney Edwards"), is engaged in the development and distribution of third party as well as proprietary turnkey computer software and support services for the medical community for the processing of bills (including insurance claims), bookkeeping, and office management.

        The Company principally markets the PrimeCare Patient Management System and CIG as services on a fee for use basis, which management believes is a more effective means of generating revenues as compared with the outright sale or license of the Company's products.

        Basis of presentation
        ---------------------
        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        Management believes that the PrimeCare Patient Management System will be attractive to physicians, managed care providers and medical institutions. The Company entered into contracts with various healthcare providers for use of the PrimeCare Patient Management System. Management believes that the entry into the target customer base of health care providers and medical institutions provided by the PrimeCare Patient Management System will also aid in the marketing of other products.

 ------------------------------------------------------------

     Basis of presentation (cont'd)
     ------------------------------

     Management intends to sell debt and/or equity in order to continue the operations of the business. There can be no assurance that the Company will be able to raise sufficient capital to continue its operations and/or generate adequate cash flow from operations.

     Use of Estimates
     ----------------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Principles of consolidation
     ---------------------------

     The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated.

     Proprietary Technology
     ----------------------

     The Proprietary Technology which arose from the acquisition of PSI is being amortized over its estimated useful life of sixty (60) months on a straight-line basis. The Proprietary Technology has been valued pursuant to an independent valuation which is premised on estimated future discounted cash flows. Due to inherent technical changes in technology and the health care industry, management on an annual basis assesses the estimate of future cash flows in relation to the valuation, and if estimated future cash flows are insufficient to recover the Proprietary Technology over its remaining useful life, an impairment loss will be recognized.

     Covenant not to compete
     -----------------------

     The covenant not to compete arose from the acquisition of Mooney Edwards and is being amortized on a straight-line basis over the related contract term of five (5) years.

     Property, equipment, depreciation and amortization
     --------------------------------------------------

     Property and equipment are stated at cost. Machinery and equipment and equipment held under fee for service arrangement are being depreciated on a straight-line basis over its estimated useful life of five (5) years. The leasehold improvements are being amortized over the shorter of the life of the lease or the related life of the asset.

- --------------------------------------------------------------

     Revenue recognition
     -------------------

     The Company recognizes sales of computer software systems when delivery has been made and substantially all of the services to be provided by the Company have been completed.

     The Company recognizes sales of the CIG when shipment is made against a valid purchase order.

     The Company recognizes revenues from fees charged to medical providers as the services are provided.

     Loss per common share
     ---------------------

     Loss per share is based on the loss for each year divided by the weighted average number of common shares outstanding during the year. The inclusion of the effect of outstanding warrants and preferred stock would be anti-dilutive.

     Statements of cash flows
     ------------------------

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. There were no cash equivalents at June 30, 1996 and 1995.

 NOTE 2.  PROPERTY AND EQUIPMENT
 -------------------------------

    Equipment held under fee for service arrangements      $351,898
    Machinery and equipment                                  75,070
    Leasehold improvements                                   33,813
                                                           --------
                                                            460,781
    Less:  accumulated depreciation and amortization        261,178
                                                           --------
                                                           $199,603
                                                           ========

    Depreciation and amortization of property and equipment was $80,780 and $78,420 for the years ended June 30, 1996 and 1995.

 NOTE 3.  ADVANCES TO OFFICERS
 -----------------------------

     At June 30, 1996, certain officers of Mooney Edwards have non-interest bearing loans from the Company in the amount of $54,946 of which $29,838 has been classified as current, the balance $25,108 is included in other assets.

 NOTE 4. NOTE PAYABLE
 --------------------
     Note payable is unsecured, due on demand, and bears interest at 2% above the prime rate per annum.

 NOTE 5.  SHAREHOLDERS' EQUITY
 -----------------------------
    A)   Preferred stock
         ---------------

          On July 12, 1984, the shareholders of the Company approved the creation of a class of 1,000,000 shares of preferred stock, and authorized the Board of Directors to establish and designate the number of shares and relative rights, preferences and limitations of such preferred stock.

          Series E Preferred Stock
          ------------------------

          In June 1992, the Board of Directors designated 100,000 shares of Preferred Stock as Series E Preferred Stock. These shares were issued in conjunction with the acquisition of Mooney Edwards. These shares: (i) are non-convertible with the right to vote on the same basis as the holders of the Company's common stock, (ii) may be redeemed in whole or in part at the option of the Company at a price of $30 per share plus all accrued and unpaid dividends thereon, and,
          (iii) have the right to dividends which are not cumulative and are limited to a fraction of all cash dividends declared and to be distributed by OCG to all classes of its shareholders in any fiscal year, the (A) numerator of which shall be an amount equal to fifty (50%) percent of the net profits of Mooney Edwards for the prior fiscal year; and the (B) denominator of which shall be the sum of the net profits of OCG (including those of Mooney Edwards) for such prior fiscal year, and no more. No dividends to Series E Preferred shareholders were due at June 30, 1996.

          Series B Preferred Stock
          ------------------------

          In May 1994, the Board of Directors designated 100,000 shares of Preferred Stock as Series B Preferred Stock. These shares were issued in conjunction with the Acquisition of PSI. These shares: (i) were convertible at the option of a minimum of the holders of two-thirds of the Series B Preferred Stock into ten (10) shares of the Company's Series B common stock subject to the creation of the Series B Common Stock by a vote of the Company's shareholders, (ii) had the right to vote on the same basis as the holders of the Company's common stock, (iii) had the right to dividends which are not cumulative and are limited to a fraction of all cash dividends declared and to be paid by OCG to all classes of its shareholders in any fiscal year, the numerator of which shall be an amount equal to fifty (50%) percent of the net profits of PSI for the prior fiscal year, as defined and the denominator of which shall be the sum of the consolidated net profits of the Company (including PSI) for such prior

 --------------------------------------

         Series B Preferred Stock (cont'd)
         --------------------------------
          fiscal year as defined, provided however that the denominator shall not be less then said net profits of PSI, which dividends shall be payable on such date as may be established by the Company's Board of Directors and are non-cumulative, in no event, so long as the Series B Preferred Stock is outstanding shall any dividend whatsoever be declared or paid on any other equity security or any redemption made thereof, unless all unpaid accumulated and accrued dividends on the Series B Preferred Stock shall have been paid, with the exception of dividends payable in shares of the Company's common stock, and (iv) the Series B Preferred shareholders had priority in liquidation to the extent of any unpaid accumulated and accrued dividends. No dividends to Series B Preferred shareholders were due at June 30, 1995.

          On June 9, 1996, the Company at the request of all the Series B shareholders amended and modified the Certificate of Designation creating Series B Preferred Stock, so as to permit the said holders to convert their Series B shares into the Company's common stock, rather than into the Company's Series B Common Stock. On June 9, 1996, 100% of the holders converted their 100,000 shares of Series B Preferred Stock into 1,000,000 shares of the Company's Common Stock.

    B)    Common Stock
          ------------
          On June 7, 1996 the Company's Certificate of Incorporation was amended, increasing the number of shares authorized from 25,000,000 to 50,000,000.

          In fiscal 1995, the Company issued 2,500 shares of common stock for services valued at $781 the quoted market price of the stock at the time of issuance.

          In fiscal 1995, the Company issued 130,000 shares of common stock for $25,000 upon the exercise of 130,000 warrants.

          In December 1994, the Company commenced a private placement of up to 1,200,000 shares of its common stock at $.17 per share to foreign investors. The Company sold 1,117,647 shares for $190,000 in fiscal 1995. These shares were issued pursuant to the exemption provisions of Regulation S of the Securities Act of 1933.

 --------------------------------------
          In March 1995, the Company commenced a private placement of up to 1,500,000 shares of its common stock at $.20 per share. The Company sold 600,000 shares for $120,000 in fiscal 1995. These shares were issued pursuant to the exemption provisions of Regulation S of the Securities Act of 1933.

          In fiscal 1996, the Company sold 1,315,800 shares of common stock in private placements at prices ranging from $.20 to $.95 per share receiving net proceeds of $650,000. These shares were issued pursuant to the exemption provisions of Regulation S of the Securities Act of 1933.

    C)    Warrants
          --------

          At June 30, 1996, 4,396,000 shares of common stock were reserved for issuance with respect to the following:

                                       Exercise              Number of
         Expiration                     Price              Common Shares
         ------------                  -----------         -------------
         January 1997                  $0.45                 575,000
         June 1997                     $0.45-$0.50           380,000
         October 1997                  $0.30                 100,000
         November 1997                 $0.25                 150,000
         November 1997                 $0.33               1,000,000
         April 1998                    $0.25               1,671,000
         April 1998                    $0.40                 250,000
         November 1998                 $1.00                  50,000
         December 1998                 $0.40                  50,000
         April 1999                    $0.40                 100,000
         April 1999                    $1.00-$1.53            70,000
                                                           ---------
                                                           4,396,000

          In fiscal 1995, the Company issued warrants to a consultant to purchase 100,000 shares of common stock at an exercise price of $.30 which expires in October 1997. The quoted market price of the common stock was in excess of the exercise price of the warrant at the time of issuance, and accordingly the Company recognized $17,000 of expense.

- --------------------------------------

          In April 1995, the Company's Board of Directors approved the issuance of warrants to acquire 1,671,000 shares of the Company's common stock at an exercise price of $.25. 1,150,000 of these warrants were to certain officers of the Company and expire in April 1998. 521,000 expire in April 1997. These warrants were only exercisable upon the vote of the shareholders of the Company to amend its Certificate of Incorporation to increase its number of authorized common shares from 25,000,000 to 50,000,000, accordingly, the Company has not reserved these shares for future issuance. In May 1996, the shareholders voted and agreed to amend the Certificate of Incorporation. In June 1996, the Company's Certificate of Incorporation was amended and, the Company recorded approximately $854,000 in expense reflecting the difference between the quoted market price at the respective measurement date(s) for these warrants and their exercise price.

          Also in April 1995, the Company's Board of Directors took the following actions: (in these instances the quoted market price of the Company's common stock was not in excess of the warrant exercise price at the time of amendment).

          * Amended the exercise price of 130,000 warrants which expire in June 1997 from $1.00 to $.50.

          * Amended the exercise price of 350,000 warrants issued to a relative of an officer and director with original exercise prices ranging from $1.50-$1.25 to $.45 and extended the expiration date of these warrants from June 1995 to June 1997.

          * Extended the expiration date of 1,225,000 warrants issued to certain officers and directors from November 1995 to November 1997.

          In fiscal 1996, the Company amended the exercise price and the expiration on certain warrants to acquire the Company's common stock issued to an employee and outside consultants. These amendments were deemed to be a new issuance and the Company recorded an expense of approximately $91,000 reflecting the excess of the quoted market price over the exercise price at the date of amendment. The Company received proceeds of $90,000 upon the exercise of certain of these warrants totalling 225,000 shares of the Company's common stock.

- --------------------------------------

          In fiscal 1996, the Company issued warrants to employees and outside consultants to acquire an aggregate of 570,000 shares of the Company's common stock with various expiration dates through April 1999 at exercise prices ranging from $.40 to $1.00 per share. These warrants were only exercisable upon the vote of the shareholders of the Company to amend its Certificate of Incorporation to increase its number of authorized common shares from 25,000,000 to 50,000,000. In May 1996, the shareholders voted and agreed to amend the Certificate of Incorporation. In June 1996 the Company's Certificate of Incorporation was amended and, the Company recorded approximately $269,000 in expense reflecting the difference between the quoted market price at the respective measurement date(s) for these warrants and their exercise price.

          In fiscal 1996, warrants to acquire 100,000 shares of the Company's common stock at an exercise price of $.25 per share were exercised and the Company received proceeds of $25,000.

 NOTE 6.  COMMITMENTS
 --------------------

    A)    Consulting Agreement
          --------------------

          In September 1995, PSI entered into a consulting agreement with a major health care provider (the "Consultant") to provide advice for changes necessary to assure the medical content of the PrimeCare Patient Management System is current and accurate and meets the criteria of currently accepted clinical practice. The Consultant will also be furnishing and/or updating physician and patient educational materials, additional diagnostic and follow-up programs and algorithms, appropriate practice guidelines and suggesting changes and/or additions to diagnostic and follow-up programs. PSI has agreed that the compensation of the Consultant will be 15% of the gross revenues actually received and collected by PSI from users of the PrimeCare Patient Management System. The Company paid $2,000 under this agreement for the year ended June 30, 1996.

    B)    Royalty Agreement
          -----------------

          Pursuant to the terms of a research and development agreement with a partnership, the Company is obligated to pay royalties at the rate of 7-1/2 percent of sales of the ambulatory heart monitoring unit through 2002. As additional compensation, the Company pays royalties of 3 percent of CIG sales until the partnership receives $2,750,000 and thereafter 1 percent of CIG sales until the partnership receives an additional $2,750,000. There were no payments made under this agreement in the years ended June 30, 1996 and 1995.

- -----------------------------

    C)   Employment Agreements
         ---------------------

         (i) In 1992, Mooney Edwards entered into employment agreements with two (2) officers for a five (5) year period which provides for compensation to each officer in an amount equal to, but not to exceed, forty-five (45%) of Mooney Edwards' Net Operating Income, as defined, and the issuance of 50,000 shares of the Company's common stock.

         (ii) In 1994, PSI entered into employment contract with an officer for a sixty (60) month period expiring May 1999. Future minimum salaries are as follows:

                                  June 30,
                                  -------
                                    1997                   $65,000
                                    1998                   $65,000
                                    1999                   $57,400

    D)    Rental Agreement
          ----------------

          PSI has a non-cancelable operating lease for its offices which expires in July 1997. Future minimum lease payments under this lease are as follows:

                             June 30,
                             -------
                               1997                   $19,578
                               1998                   $ 1,638

         Rent expense for the years ended June 30, 1996 and 1995 was $36,480 and $35,467, respectively.

 NOTE 7.  INCOME TAXES
 ---------------------

          At June 30, 1996, the Company had a net operating loss carryforward of approximately $17,000,000 which will expire at various dates from 1997 through 2011 subject to certain limitations. The net operating loss carryforward is offset by a 100% valuation allowance due to the uncertainty as to its realization. The Company is delinquent in the filing of its corporate income tax returns.

          The Company has entered into numerous equity transactions which may significantly limit the utilization of these operating losses, pursuant to Internal Revenue Code Section 382. The Company has not performed a study to determine the effects of Section 382, and accordingly is unable to determine the annual limitations which may be imposed pursuant to Section 382.

NOTE 8.  RELATED PARTY TRANSACTIONS
- -----------------------------------

    A) The Company's officers served without compensation for the years ended June 30, 1996 and 1995.

    B) OCG utilized the physical facilities of a related party at no charge to the Company in fiscal 1996 and 1995.

    C) The Company received loans of $50,000 during the year from a related party which were non-interest bearing and due on demand. As of June 30, 1996 all of these loans were paid.

    D) Mooney Edwards leases its office space on a month to month basis, from a partnership in which the officers of Mooney Edwards have an ownership interest. Rent expense under this lease for the years ended June 30, 1996 and 1995 was $17,725 in each year.

 NOTE 9. ACCOUNTING STANDARDS ISSUED NOT YET ADOPTED
 ---------------------------------------------------

          In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of (FASB 121). FASB 121 is effective for fiscal years beginning after December 15, 1995. This statement requires that long lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Although presently the Company does not expect this pronouncement to have a material impact on the financial statements, events or circumstances may change (Note 1).

          In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (FASB
          123). The Company is required to adopt the provisions of this statement for its fiscal year ended June 30, 1997. This statement encourages all entities to adopt a fair value based method of accounting for employees stock options or similar equity instruments. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic-value method of accounting prescribed by APB opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in this statement had been applied. It is currently anticipated that the Company will continue to measure compensation costs in accordance with APB 25 and provide the disclosures required by FASB 123.

NOTE 10. SUBSEQUENT EVENTS
- --------------------------

    A) In July 1996, the Company's Board of Directors approved the issuance of 1,220,000 warrants to acquire 1,220,000 shares of the Company's common stock at an exercise price of $1.09 which expire July 25, 1999. 560,000 of these warrants were issued to certain of its Officers and Directors. (The quoted market price of the Company's common stock was not in excess of the warrant exercise price on the date of issuance.)

    B) On July 30, 1996 the Company entered into an agreement with a consultant whereby the consultant will demonstrate and promote the PrimeCare Patient Management System to parties designated by the Company. The consultant shall receive 60,000 warrants to acquire 60,000 shares of the Company's common stock at an exercise price of $1.00 which expire July 1, 2000. 5,000 of these warrants shall be issued upon execution of the agreement and 5,000 warrants shall be issued on the 1st day of October, January, April and July while the agreement is in effect. (The quoted market price of the Company's common stock was not in excess of the warrant exercise price on the date of issuance.)