Form 10QSB
period 1996-09-30
OCG TECHNOLOGY INC
filed 1996-11-14
CIK 73779

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

(Mark One)
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             		For the quarterly period ended  September 30, 1996
          						                               ------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

       Class                         Shares Outstanding at November 12, 1996
-----------------------------       ----------------------------------------
Common Stock ($.01 par value)                   23,151,559 Shares

                   OCG TECHNOLOGY, INC. AND SUBSIDIARIES


                                 INDEX




PART I.     FINANCIAL  INFORMATION                         PAGE NUMBER
-------------------------------------			                   -----------
Consolidated Condensed Balance Sheets
September 30, 1996 and June 30, 1996                            1

Consolidated Condensed Statements of Loss for
the Three Months ended September 30, 1996 and 1995              2

Consolidated Condensed Statements of Cash Flow for
the Three Months Ended September 30, 1996 and 1995              3

Notes to Consolidated Condensed Financial Statements            4

Management's Discussion and Analysis of Financial
Condition and Results of Operations                             5


PART II.    OTHER INFORMATION
-----------------------------

Item 6.   Exhibits and Reports on Form 8-K                      7

                            PART I - FINANCIAL INFORMATION

                          OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED CONDENSED BALANCE SHEETS


                                          SEPTEMBER 30, 1996   JUNE 30, 1996
                                              (UNAUDITED)        (AUDITED)
ASSETS
Current Assets:
  Cash                                        $  170,621        $  318,088
  Receivables, trade                              38,810            45,441
  Other current assets                            33,556            35,606
				                                          ----------         ---------
        Total current assets                     242,987           399,135

Property and equipment, net of
  accumulated depreciation of
   $282,722     $261,178                         202,086           199,603

Proprietary Technology, net of
  accumulated amortization of
   $1,425,000    $1,275,000                    1,575,000         1,725,000

Covenant not to compete, net of
  accumulated amortization of
   $212,500     $200,000                          37,500            50,000

Other assets                                      30,360            29,233
                                              ----------        ----------
         Total assets                         $2,087,933        $2,402,971
                                              ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Due to shareholders                       $   11,344        $   11,344
    Accounts payable and accrued expenses        176,410           223,420
                                              ----------        ----------
         Total current liabilities               187,754           234,764
                                              ----------        ----------

Shareholders' equity: (Note 4)
    Preferred stock $.10 par value, Series E      10,000            10,000
    Common stock $.01 par value                  232,324           231,515
    Additional paid-in capital                20,453,478        20,384,287
    Deficit                                  (18,722,810)      (18,381,343)
    Unearned compensation (Note 3)               (10,313)          (13,752)
                                             ------------      ------------
                                               1,962,679         2,230,707

    Less treasury stock, at cost                 (62,500)          (62,500)
                                              -----------      -----------
        Total shareholders' equity             1,900,179         2,168,207
                                              -----------      -----------
Total liabilities and
    shareholders' equity:                     $2,087,933        $2,402,971
					                                         ==========        ==========

     See accompanying notes to consolidated condensed financial statements

                                     1

                         OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

                                                         THREE MONTHS
                                                      ENDED SEPTEMBER 30,
                                                       1996         1995
Revenue:
   Sales                                           $  166,528   $  161,326
                                                   ----------   ----------

Costs and expenses:
   Cost of sales                                       66,930       48,179

   Marketing, general and
      administrative                                  441,065      382,832
                                                    ---------    ---------
Total Expenses                                        507,995      431,011

Net Income (Loss)                                  $ (341,467)  $ (269,685)
                                                    =========    =========

Weighted average number
  of shares outstanding
     during period                                 23,151,559   20,525,759
                                                   ==========  ===========


Loss per
   Common Share                                        ($0.01)      ($0.03)
                                                   ==========  ===========





    See accompanying notes to consolidated condensed financial statements


                       OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                             STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                            THREE MONTHS ENDED SEPTEMBER 30,

                                                     1996         1995
Cash flows from operating activities:
   Net income (loss)                              $(341,467)  $(269,685)
                                                  ----------  ----------
   Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
     Depreciation and amortization                  184,397     181,500
     Issuance of stock and warrants for services          0           0
     Amortization of unearned compensation            3,439       6,562

   Changes in assets and liabilities:
     (Increase) decrease in receivables               6,631       6,817
     (Increase) decrease in other current assets      2,050      (2,500)
     (Increase) decrease in property and equipment  (24,027)    (10,451)
     (Increase) decrease in other assets             (1,480)        300
     (Decrease) in accounts payable
        and accrued expenses                        (47,010)    (21,084)
                                                  ----------   ---------
          Total adjustments                         124,000     161,144
                                                  ----------   ---------
          Net cash used in operating activities    (217,467)   (108,541)
                                                  ----------   ---------

Cash flows from financing activities:
     Proceeds from issuance of common stock          70,000      90,000
                                                  ----------   ---------
          Net cash changes from investing
            and financing activities                 70,000      90,000
                                                  ----------   ---------
Net increase (decrease) in cash                    (147,467)    (18,541)

Cash, beginning of period                           318,088      51,645
                                                  ----------   ---------
Cash, end of period                               $ 170,621    $ 33,104
                                                  ==========   =========

See accompanying notes to consolidated condensed financial statements


                  OCG TECHNOLOGY, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              (UNAUDITED)

1 . In the opinion of the Company, the accompanying unaudited con-solidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1996 and the results of operations for the three months ended September 30, 1996 and 1995 and the statements of cash flows for the three months ended September 30, 1996 and 1995. The June 30, 1996 balance sheet has been derived from the Company's audited financial statements.

The results of operations for the three months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB.

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. Because of significant operating losses, the Company's ability to continue as a going concern is dependent upon its ability to obtain sufficient additional financing and, ultimately, upon future profitable operations. The financial statements do not include any adjustments relating to the recoverability and classifica-tion of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

4. Capital Changes:

During the three months ended September 30, 1996, 68,400 shares of the Company's Common Stock, par value $.01 per share, were sold for $0.95 per share, the gross proceeds of which were $65,000.

During the three months ended September 30, 1996, warrants were exercised to purchase 12,500 shares of the Company's Common Stock, par value $.01 per share for the sum of $5,000 and the shares of stock were issued.

                  OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          A SUMMARY OF INCREASES (DECREASES) IN THE ITEMS INCLUDED IN
              THE CONSOLIDATED STATEMENTS OF LOSS IS SHOWN BELOW:

Results of Operations
---------------------
Total revenues increased $5,202 for the three months ended September 30, 1996 as compared to the same period for 1995 primarily as a result of an increase in revenues of Mooney-Edwards Enterprises, Inc. ("MIS"), a sub-sidiary of the Company. Cost of sales increased $18,751 for the three months ended September 30, 1996, as compared to the same period for 1995. The sales of OCG Technology, Inc. ("OCGT"), PrimeCare Systems, Inc. ("PSI") and MIS were $340, $4,705 and $161,439 respectively, for the three months ended September 30, 1996.

Marketing, general and administrative expenses increased $58,233 for the three months ended September 30, 1996 as compared to the same period for 1995. MIS's expenses decreased by $19,412 thereby more than offsetting its increase in Cost of Sales. PSI's expense increase of $76,421 is due primarily to marketing and customizing the PrimeCare(TM) Patient Management System to meet customer needs.

Liquidity and Capital Resources
-------------------------------
At September 30, 1996 the Company had a current ratio of 1.3 to 1 compared to .55 to 1 as of September 30, 1995. The increase primarily resulted from the sale of equity interests and the exercise of warrants. Although the net loss from operations for the three months ended September 30, 1996 was $341,467 most of the loss resulted from non-cash charges of $187,836, which accounted for 55% of the total loss from operations. The Company has experienced recurring losses from operations and has been unable to provide sufficient working capital from opera-tions and has relied significantly on the sale of equity interests in the Company and loans from officers and shareholders to fund its opera-tions. The Company's auditors have included an explanatory paragraph regarding the ability of the Company to continue as a "going concern".

Cash on hand and accounts receivable were $170,621 at September 30, 1996. In addition, the Company has Cardiointegraph equipment, in the final stages of manufacture, which will be available to lease on a fee for service basis. In the past, the Company's principal means of over-coming its cash shortfalls from operations was from the sale of the Company's common stock. During the three months ended September 30, 1996, the Company raised $70,000 through the sale of equity interests and the exercise of warrants. The Company intends to provide additional working capital through the sale of equity interests in the Company. Although, in the past, the Company has been able to provide working capital through the sale of equity interests in the Company, there can be no assurances that the Company will succeed in its efforts.

As of May 16, 1994, PrimeCare Systems, Inc. ("PSI") was acquired by the Company. PSI owns the sole and exclusive right, title and interest in the PrimeCare(TM) Patient Management System. The System comprises a patient-centered integrated medical interview, encounter documentation, patient and physician education, and chart creation system which, in turn, provides an uncomplicated, standardized mechanism for collecting and documenting all relevant clinical encounter data at minimal cost and time. The System also provides a data base and means for clinical and outcomes research as well as a means for utilization review and quality assurance audits. The Company has decided to market the System as a service, on a pay for use basis, with a charge of $1.50 per patient visit. This marketing method eliminates a significant financial com-mitment to purchase the software, plus monthly maintenance charges for updates, and ties the cost directly to use. The financial benefits de-rived by the physician from use of the PrimeCare(TM) System exceed $1.50 cost per patient visit. The Company has enhanced its software to enable the System to interface with any compatible medical billing software. According to the American Medical Association, there are over 650,000 physicians in the U.S., creating a very large potential market for the System. The Company estimates that as many as 250,000 of these physi-cians could use the system routinely. It is estimated that the average number of patient visits per month for a primary care physician is between 500 and 600. Assuming 500 patient visits per month at $1.50 per visit, use by 100 physicians could generate revenues of $75,000 per month.

The Company is in the process of creating its own site to enable physi-cians and their patients to access the PrimeCare(TM) System over the Internet and, thereby, generate patient histories to aid the physician in the diagnosis and treatment of an illness in the absence of an office visit.

The medical content of the System is continually updated. On September
15, 1995, the Company entered into an agreement with the Mount Sinai School of Medicine ("MSSM") which provides for the MSSM to assume the task of updating and enhancing the medical content of the PrimeCare(TM) System. Having concluded this agreement, the Company commenced marketing the PrimeCare(TM) System in early 1996. The Company currently has arrange-ments with a number of dealers to sell the PrimeCare(TM) System and con-tinues to enlarge its network of independent dealers. However, no as-surances can be given that a significant number of physicians will contract for and use the PrimeCare(TM) System.

In the past, the Company sold its Cardiointegraph ("CIG"), a proprietary heart diagnostic instrument for the early detection of coronary heart disease, through medical distributors, a sales and marketing method employed by other medical equipment manufacturers. Although Cardiointe-graphs were sold for ten consecutive fiscal years and the end user purchasers (i.e., physicians and corporate and governmental medical departments) appear to find the unit useful, the Company has been unable to generate sufficient revenues to fund its operations or to operate at a profit. The Company believes that lack of universal re-imbursement for the CIG has hindered its attempt to sell the CIG.

The Company believes that marketing the CIG technology as a service, with a minimal fee charged to the physician per CIG generated, may free the physician from the general reluctance of physicians to purchase medical diagnostic equipment not reimbursed by Medicare.

The Company licensed its CIG technology to Compumed, Inc. ("CMPD") to enable CMPD to offer the CIG as a service to CMPD's customers who subscribe to CMPD's service which interprets electrocardiographic (EKG) signals transmitted telephonically to CMPD's central computer. During March 1994, CMPD commenced offering the CIG service to CMPD's customers. To date, the Company has not received significant revenues from CMPD for the service. The Company is totally dependant upon CMPD for the marketing effort to CMPD's customers. The Company does not believe that the service will be market successfully by CMPD.

The Company believes that it could provide sufficient working capital from operations through marketing the PrimeCare(TM) System and marketing the CIG as a service.

Currently, the Company has no lines of credit and has no material commitments for capital expenditures outstanding.

                          PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

                  (a)  Exhibits
                       Exhibit 27. - Financial Data Schedule

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


                                              OCG TECHNOLOGY, INC.


                                              BY  /s/Edward C. Levine
                                                  -------------------
                                                  EDWARD C. LEVINE,
                                                  PRESIDENT




                                              BY  /s/Erich W. Augustin
                                                  --------------------
                                                  ERICH W. AUGUSTIN,
                                                  EXECUTIVE VICE PRESIDENT
                                                  (PRINCIPAL FINANCIAL OFFICER)

DATED: November 12, 1996