Form 10QSB
period 1996-12-31
OCG TECHNOLOGY INC
filed 1997-02-11
CIK 73779

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

(Mark One)
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             		For the quarterly period ended  December 31, 1996
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

       Class                         Shares Outstanding at February 11, 1997
-----------------------------       ----------------------------------------
Common Stock ($.01 par value)                   24,251,259 Shares

                   OCG TECHNOLOGY, INC. AND SUBSIDIARIES


                                 INDEX




PART I.     FINANCIAL  INFORMATION                         PAGE NUMBER
-------------------------------------			                   -----------
Consolidated Condensed Balance Sheets
December 31, 1996 and June 30, 1996                             1

Consolidated Condensed Statements of Loss for the
Three and Six Months ended December 31, 1996 and 1995           2

Consolidated Condensed Statements of Cash Flow for
the Six Months Ended December 31, 1996 and 1995                 3

Notes to Consolidated Condensed Financial Statements            4

Management's Discussion and Analysis of Financial
Condition and Results of Operations                             5


PART II.    OTHER INFORMATION
-----------------------------

Item 6.   Exhibits and Reports on Form 8-K                      7


                                                       OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                                                       CONSOLIDATED CONDENSED BALANCE SHEETS

<CAPTION
                                                                                         DECEMBER 31,1996         JUNE 30, 1996
                                                                                           (UNAUDITED)              (AUDITED)
ASSETS
Current Assets:
      Cash                                                                                 $  416,422             $  318,088
      Receivables, trade                                                                       71,253                 45,441
      Other current assets                                                                     33,556                 35,606
                                                                                           ----------             ----------
                    Total current assets                                                      521,231                399,135

Property and equipment, net of accumulated depreciation of
                         $305,638             $261,178                                        235,257                199,603

Proprietary technology, net of accumulated amortization of
                       $1,575,000           $1,275,000                                      1,533,702              1,725,000

Covenant not to compete, net of accumulated amortization
                         $225,000             $200,000                                         25,000                 50,000

Other assets                                                                                   30,007                 29,233
                                                                                           ----------             ----------
      Total assets                                                                         $2,345,197             $2,402,971
                                                                                           ==========             ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Due to shareholders                                                                     $33,344                $11,344
      Accounts payable and accrued expenses                                                   217,923                223,420
                                                                                           ----------             ----------
                    Total current liabilities                                                 251,267                234,764
                                                                                           ----------             ----------

Shareholders' equity: (Note 4)
      Preferred stock $.10 par value, Series E                                                 10,000                 10,000
      Common stock $.01 par value                                                             238,612                231,515
      Additional paid-in capital                                                           20,887,645             20,384,287
      Deficit                                                                             (18,972,951)           (18,381,343)
      Unearned compensation (Note 3)                                                           (6,876)               (13,752)
                                                                                           ----------             ----------
                                                                                            2,156,430              2,230,707

      Less treasury stock, at cost                                                            (62,500)               (62,500)
                                                                                           ----------             ----------
                    Total shareholders' equity                                              2,093,930              2,168,207
                                                                                           ----------             ----------
Total liabilities and
      shareholders' equity:                                                                $2,345,197             $2,402,971
                                                                                           ==========             ==========

               See accompanying notes to consolidated condensed financial statements

                                   OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)

                                            THREE MONTHS ENDED DECEMBER 31,            SIX MONTHS ENDED DECEMBER 31,

                                               1996                 1995                  1996                  1995
                                           ----------            ----------            ----------            ----------

Revenue:
    Sales                                  $  226,915            $  197,814            $  393,443            $  359,140
                                           ----------            ----------            ----------            ----------

Costs and expenses:
    Cost of sales                              94,560                75,456               161,490               123,635

    Marketing, general and
               administrative                 382,496               395,349               823,561               778,181
                                           ----------            ----------            ----------            ----------


Total Expenses                                477,056               470,805               985,051               901,816
                                           ----------            ----------            ----------            ----------
Net Income (Loss)                           ($250,141)            ($272,991)            ($591,608)            ($542,676)
                                           ==========            ==========            ==========            ==========

Weighted average number of
    shares outstanding
    during period                          21,694,476            21,177,063            21,694,476            20,848,802
                                           ==========            ==========            ==========            ==========


Loss per
    Common Share                               ($0.01)               ($0.01)               ($0.03)               ($0.03)
                                           ==========            ==========            ==========            ==========




                                        See accompanying notes to consolidated condensed financial statements



                                OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                                       STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                                              SIX MONTHS ENDED DECEMBER 31,

                                                                                               1996                   1995
                                                                                            ----------             ----------
Cash flows from operating activities:
      Net income (loss)                                                                     ($591,608)             ($542,676)
                                                                                            ----------             ----------
      Adjustments to reconcile net income (loss)
                  to net cash used in operating activities:
            Depreciation and amortization                                                     370,167                364,339
            Issuance of stock and warrants for services                                        16,000                      0
            Amortization of unearned compensation                                               6,876                 13,124

      Changes in assets and liabilities
            (Increase) decrease in receivables                                                (25,812)                (8,645)
            (Increase) decrease in other current assets                                         2,050                 (2,500)
            (Increase) decrease in property and equipment                                     (80,114)               (26,757)
            (Increase) decrease in Proprietary Technology                                    (108,702)
            (Increase) decrease in other assets                                                (1,481)                   300
            (Decrease) in accounts payable
                 and accrued expenses                                                          (5,497)               (10,325)
                                                                                            ----------             ----------
                  Total adjustments                                                           173,487                329,536
                                                                                            ----------             ----------
                  Net cash used in operating activities                                      (418,121)              (213,140)
                                                                                            ----------             ----------

Cash flows from financing activities:

      Increase (decrease) in due to shareholders                                               22,000                 90,000
      Proceeds from issuance of common stock                                                  494,455                145,000
                                                                                            ----------             ----------
                  Net cash changes from investing and financing activities                    516,455                235,000
                                                                                            ----------             ----------
Net increase (decrease) in cash
                                                                                               98,334                 21,860

Cash, beginning of period                                                                     318,088                 51,645
                                                                                            ----------             ----------
Cash, end of period                                                                          $416,422                $73,505
                                                                                            ==========             ==========

            See accompanying notes to consolidated condensed financial statements

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial posi-tion as of December 31, 1996 and the results of operations for the three and six months ended December 31, 1996 and 1995 and the statements of cash flows for the six months ended December 31, 1996 and 1995. The June 30, 1996 balance sheet has been derived from the Company's audited financial statements.

     The results of operations for the six months ended December 31, 1996 are not necessarily indicative of the results to be expected for the full year.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB.

     The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates continuity of operations and realiza-tion of assets and liquidation of liabilities in the ordinary course of busi-ness. Because of significant operating losses, the Company's ability to continue as a going concern is dependent upon its ability to obtain sufficient additional financing and, ultimately, upon future profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

2. Earnings per share is computed using the weighted average number of shares outstanding during the periods. The effect of warrants outstanding would be anti-dilutive.

3. Unearned compensation decreased as a result of amortizing the cost arising from the issuance of shares of the Company's common stock for services.

4.   Capital Changes:

     During the three months ended September 30,1996, 68,400 shares of the Company's common stock were sold for $0.95 per share, the gross proceeds of which were $65,000.

     On December 22, 1996, the Company sold 352,300 shares of common stock for $299,455 ($0.85 per share) in a private placement, which was exempt from registration under Section 4(6) of the Securities Act of 1933, to individuals, all of whom were "accredited investors."

     During the three months ended September 30, 1996, warrants were exercised to purchase 12,500 shares of the Company's common stock for the sum of $5,000 and the shares of stock were issued.

     During the three months ended December 31, 1996 warrants were exercised to purchase 240,000 shares of the Company's common stock for the sum of $111,000 and the shares of stock were issued.

     During the three months ended September 30, 1996 the Company's Board of Directors approved the issuance of warrants to purchase 1,220,000 shares of the Company's common stock exercisable on or before July 25, 1999, at an exer-cise price of $1.09 per share. 560,000 of these warrants were issued to Offi-cers and Directors of the Company. On the date of issue the quoted market price per share of the Company's common stock was less than the per share exercise price of the warrants.

     During the six months ended December 31, 1996, for services rendered in accord with the terms of a consulting agreement, warrants were issued to pur-chase a total of 60,000 shares of the Company's common stock at exercise prices ranging between $0.98 to $1.62 per share with exercise dates of said warrants expiring between July 1 to December 1, 1999. The Company reflected a total expense of $12,000 for the six month period ending December 31, 1996.

     During the three months ended December 31, 1996, pursuant to the terms of an agreement for public relations services to be rendered to the Company, the Company issued 4,000 shares of its common stock for services rendered to date. The Company reflected an expense of $4,000 in its Statement of Operations for the three months ended December 31, 1996.

                  OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      A SUMMARY OF INCREASES (DECREASES) IN THE ITEMS INCLUDED IN
          THE CONSOLIDATED STATEMENTS OF LOSS IS SHOWN BELOW:

Results of Operations
_____________________

Total revenues increased $29,101 and $34,303 for the three and six months ended December 31, 1996 as compared to the same periods for 1995 primarily as a result of an increase in revenues of PrimeCare Systems, Inc. ("PSI") and Mooney-Edwards Enterprises, Inc. ("MIS"), subsidiaries of the Company. Cost of sales increased $19,104 and $37,855 for the three and six months ended December 31, 1996, as compared to the same period for 1995. The sales of OCG Technology, Inc. ("OCGT"), PSI and MIS were $340, $32,794 and $360,309 respectively, for the six months ended December 31, 1996.

Marketing, general and administrative expenses decreased $12,853 and increased $45,380 for the three and six months ended December 31, 1996, respectively, as compared to the same periods for 1995. PSI's expense decreased in the three months ended December 31, 1996 primarily due to the $108,702 capitalization of six months of salaries and related costs incurred in the development of the Windows version of the PrimeCare(TM) Patient Management System. MIS's expenses increased due to the increased sales activity in the three months and six months ended December 31, 1996 as compared to the same periods in 1995.

Liquidity and Capital Resources
_______________________________

At December 31, 1996 the Company had a current ratio of 2.07 to 1 compared to
 .55 to 1 as of December 31, 1995. The increase primarily resulted from the sale of equity interests and the exercise of warrants. Although the net loss from operations for the six months ended December 31, 1996 was $591,608 most of the loss resulted from non-cash charges of $393,013, which accounted for 66% of the total loss from operations. The Company has experienced recurring losses from operations and has been unable to provide sufficient working capital from operations and has relied significantly on the sale of equity interests in the Company and loans from shareholders to fund its operations. The Company's auditors have included an explanatory paragraph regarding the ability of the Company to continue as a "going concern".

Cash on hand and accounts receivable were $487,675 at December 31, 1996. In addition, the Company has Cardiointegraph equipment, in the final stages of manufacture, which will be available to lease on a fee for service basis. In the past, the Company's principal means of overcoming its cash shortfalls from operations was from the sale of the Company's common stock. During the six months ended December 31, 1996, the Company raised $494,455 through the sale of equity interests and the exercise of warrants. The Company intends to provide additional working capital through the sale of equity interests in the Company. Although, in the past, the Company has been able to provide working capital through the sale of equity interests in the Company, there can be no assurances that the Company will succeed in its efforts.

As of May 16, 1994, PrimeCare Systems, Inc. ("PSI") was acquired by the Company. PSI owns the sole and exclusive right, title and interest in the PrimeCare(TM) Patient Management System (the "System"), which is protected by copyrights. This DOS based System includes a patient-centered integrated medical interview, encounter documentation, physician and patient education data, and chart crea-tion system which, in turn, provides an uncomplicated, standardized mechanism for collecting and documenting all relevant clinical encounter data at minimal cost and time. The System also provides a data base and means for clinical and outcomes research as well as a means for utilization review and quality assur-ance audits. The medical content of the System is updated from time to time to ensure that it reasonably reflects currently accepted medical knowledge. To ac-complish this the Company, on September 15, 1995, entered into an agreement with the Mount Sinai School of Medicine ("MSSM") which provides for the MSSM to as-sume the task of updating and enhancing the medical content of the System.

Having concluded the agreement with MSSM, the Company, in early 1996, commenced the development of a network of dealers to market the System. The Company cur-rently has arrangements with a number of dealers to sell the PrimeCare(TM) System and intends to continue to enlarge this network of independent dealers. The Company markets the System as a service, on a pay for use basis, with a charge of $1.50 per patient visit. This marketing method eliminates a signifi-cant financial commitment to purchase the software, plus monthly maintenance charges for updates, and ties the cost directly to use. The financial benefits derived by the physician from use of the System exceed $1.50 cost per patient visit. The Company has enhanced its software to enable the System to interface with any compatible medical billing software. According to the American Medical Association, there are over 650,000 physicians in the U.S., creating a very large potential market for the System. The Company estimates that as many as 250,000 of these physicians could use the System routinely. It is estimated that the average number of patient visits per month for a primary care physi-cian is between 500 and 600. Assuming 500 patient visits per month at $1.50 per visit, use by 100 physicians could generate revenues of $75,000 per month. However, no assurances can be given that a significant number of physicians will contract for and use the System.

The Company has completed a Windows 95 and a Windows NT (collectively, the "Windows") version of the System which it intends to release on or before the end of February 1997. A number of additional features have been incorporated in the Windows version of the System. The Company has established its own Internet site and is in the process of completing the technology to enable physicians and their patients to access the System over the Internet and, thereby, generate patient histories to aid the physician in the diagnosis and treatment of an ill-ness without an office visit.

In the past, the Company sold its Cardiointegraph ("CIG"), a proprietary heart diagnostic instrument for the early detection of coronary heart disease, through medical distributors, a sales and marketing method employed by other medical equipment manufacturers. Although Cardiointegraphs were sold for ten consecu-tive fiscal years and the end user purchasers (i.e., physicians and corporate and governmental medical departments) appear to find the unit useful, the CIG business segment has been unable to generate sufficient revenues to fund its operations or to operate at a profit. The Company believes that lack of uni-versal reimbursement for the CIG has hindered its attempt to sell the CIG.

The Company believes that marketing the CIG technology as a service, with a minimal fee charged to the physician per CIG generated, may free the physician from the general reluctance of physicians to purchase medical diagnostic equip-ment not reimbursed by Medicare. The Company has Cardiointegraph equipment in the final stages of manufacture, which, when completed, will be available to lease on a fee for service basis.

The Company licensed its CIG technology to Compumed, Inc. ("CMPD") to enable CMPD to offer the CIG as a service to subscribers to CMPD's service which interprets electrocardiographic (EKG) signals transmitted telephonically to CMPD's central computer. During March 1994, CMPD commenced offering the CIG service to CMPD's customers. To date, the Company has not received significant revenues from CMPD for the service. The Company is totally dependant upon CMPD for the marketing effort to CMPD's customers. Based on the experience to date, the Company does not believe that the service will be marketed successfully by CMPD.

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



                              OCG TECHNOLOGY, INC.



                              BY: /s/Edward C. Levine
                                 --------------------------------
                                    EDWARD C. LEVINE,
                                    PRESIDENT




                              BY: /s/Erich W. Augustin
                                  -------------------------------
                                    ERICH W. AUGUSTIN,
                                    EXECUTIVE VICE PRESIDENT
                                    (PRINCIPAL FINANCIAL OFFICER)
DATED: February 11, 1997