Form 10QSB
period 1997-03-31
OCG TECHNOLOGY INC
filed 1997-05-14
CIK 73779

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended  March 31, 1997

    [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        For the transition period from __________ to__________

                                       Commission file number      0-5186
                                                             -----------------


                              OCG TECHNOLOGY, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)





         DELAWARE                                        13-2643655
-------------------------------              ---------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)


                 450 West 31st Street, New York, New York 10001
                 ----------------------------------------------
                    (Address of principal executive offices)




                                (212) 967-3079
                           -------------------------
                          (Issuer's telephone number)



   (Former name, address and former fiscal year, if changed since last report)
    -------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   [X] Yes [ ] No





State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Class                             Shares Outstanding at May 13, 1997
-----------------------------               ----------------------------------
Common Stock ($.01 par value)                        24,283,759 Shares

                    OCG TECHNOLOGY, INC. AND SUBSIDIARIES


                                  INDEX



PART I. - FINANCIAL  INFORMATION                                  PAGE NUMBER
--------------------------------                                  -----------
Consolidated Condensed Balance Sheets
March 31, 1997 and June 30, 1996                                       1

Consolidated Condensed Statements of Loss for the
Three and Nine Months Ended March 31, 1997 and 1996                    2

Consolidated Condensed Statements of Cash Flow for
the Nine Months Ended March 31, 1997 and 1996                          3

Notes to Consolidated Condensed Financial Statements                   4

Management's Discussion and Analysis of
Financial Condition and Results of Operations                          6


PART II - OTHER INFORMATION
---------------------------

Item 6.   Exhibits and Reports on Form 8-K                             8




                                                       OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                                                       CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                        MARCH 31,1997          JUNE 30, 1996
                                                                                         (UNAUDITED)              (AUDITED)
ASSETS
Current Assets:
      Cash                                                                                   $329,698               $318,088
      Receivables, trade                                                                       93,444                 45,441
      Demand notes due from officers/directors                                                 82,000                      0
      Other current assets                                                                     38,794                 35,606
                                                                                           ----------             ----------
                    Total current assets                                                      543,936                399,135

Property and equipment, net of accumulated depreciation of
                         $328,928             $261,178                                        240,764                199,603

Proprietary technology, net of accumulated amortization of
                       $1,725,000           $1,275,000                                      1,441,885              1,725,000
Covenant not to compete, net of accumulated amortization
                         $237,500             $200,000                                         12,500                 50,000

Other assets                                                                                   29,654                 29,233
                                                                                           ----------             ----------
      Total assets                                                                         $2,268,739             $2,402,971
                                                                                           ==========             ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Due to shareholders                                                                     $33,344                $11,344
      Accounts payable and accrued expenses                                                   149,596                223,420
                                                                                           ----------             ----------
                    Total current liabilities                                                 182,940                234,764
                                                                                           ----------             ----------

Shareholders' equity: (Note 4)
      Preferred stock $.10 par value, Series E                                                 10,000                 10,000
      Common stock $.01 par value                                                             242,837                231,515
      Additional paid-in capital                                                           21,097,795             20,384,287
      Deficit                                                                             (19,198,894)           (18,381,343)
      Unearned compensation (Note 3)                                                           (3,439)               (13,752)
                                                                                           ----------             ----------
                                                                                            2,148,299              2,230,707

      Less treasury stock, at cost                                                            (62,500)               (62,500)
                                                                                           ----------             ----------
                    Total shareholders' equity                                              2,085,799              2,168,207
                                                                                           ----------             ----------
Total liabilities and shareholders' equity:                                                $2,268,739             $2,402,971
                                                                                           ==========             ==========

                     See accompanying notes to consolidated condensed financial statements

                                                                           1


                                                             OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                                           (UNAUDITED)


                                           THREE MONTHS ENDED MARCH 31,                        NINE MONTHS ENDED MARCH 31,

                                           1997                   1996                        1997                  1996
                                         --------              --------                     --------              --------
Revenue:
    Sales                                $245,760              $212,079                     $639,203              $571,219
                                         --------              --------                     --------              --------

Costs and expenses:
    Cost of sales                          78,873               105,500                      240,363               229,135

    Marketing, general and
               administrative             392,830               419,976                    1,216,391             1,198,116
                                         --------              --------                    ---------             ---------


Total Expenses                            471,703               525,476                    1,456,754             1,427,251
                                         --------              --------                    ---------             ---------
Net Income (Loss)                       ($225,943)            ($313,397)                   ($817,551)            ($856,032)
                                         ========              ========                    =========             =========

Weighted average number of
    shares outstanding
    during period                      24,256,759            21,280,203                   23,543,898            19,032,405
                                       ==========            ==========                   ==========            ==========


Loss per Common Share                    ($0.01)               ($0.01)                      ($0.03)               ($0.04)
                                       ==========            ==========                   ==========            ==========



                 See accompanying notes to consolidated condensed financial statements






                                                         OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                                                                 STATEMENTS OF CASH FLOWS
                                                                      (UNAUDITED)


                                                                                          NINE MONTHS ENDED MARCH 31,

                                                                                          1997                  1996
                                                                                     ----------             ----------
Cash flows from operating activities:
      Net income (loss)                                                             ($817,551)             ($856,032)
                                                                                    ----------             ----------
      Adjustments to reconcile net income (loss)
                  to net cash used in operating activities:
            Depreciation and amortization                                             556,309                547,071
            Issuance of stock and warrants for services                                52,625                      0
            Amortization of unearned compensation                                      10,313                 19,686

      Changes in assets and liabilities
            (Increase) decrease in receivables                                        (48,003)               (14,369)
            (Increase) decrease in demand notes                                       (82,000)
            (Increase) decrease in other current assets                                (3,188)                (2,500)
            (Increase) decrease in property and equipment                            (108,911)               (29,421)
            (Increase) decrease in Proprietary Technology                            (166,885)
            (Increase) decrease in other assets                                        (1,480)                   300
            (Decrease) in accounts payable
                  and accrued expenses                                                (73,824)                (4,973)
                                                                                     ---------              ---------
                  Total adjustments                                                   134,956                515,794
                                                                                     ---------              ---------
                  Net cash used in operating activities                              (682,595)              (340,238)
                                                                                     ---------              ---------

Cash flows from financing activities:

      Increase (decrease) in due to shareholders                                       22,000                 85,000
      Proceeds from issuance of common stock                                          672,205                255,000
                                                                                     ---------              ---------
                  Net cash changes from investing and financing activities            694,205                340,000
                                                                                     ---------              ---------
Net increase (decrease) in cash                                                        11,610                   (238)

Cash, beginning of period                                                             318,088                 51,645
                                                                                     ---------              ---------
Cash, end of period                                                                  $329,698                $51,407
                                                                                     =========              =========

                   See accompanying notes to consolidated condensed financial statements

                          OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                     (UNAUDITED)

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1997 and the results of operations for the three and nine months ended March 31, 1997 and 1996 and the statements of cash flows for the nine months ended March 31, 1997 and 1996. The June 30, 1996 balance sheet has been derived from the Company's audited financial statements.

The results of operations for the nine months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

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

4. Capital Changes and Demand Notes Receivable:

During the three months ended March 31, 1997 warrants were exercised to purchase 390,000 shares of the Company's common stock for $177,750 consisting of cash of $95,750 and demand notes of $82,000 and the shares were issued. The demand notes were issued by two Officers/Directors to the Company, are collateralized by common stock of the Company owned by these individuals and bear interest at the prime rate.


During the three months ended March 31, 1997 the Company's Board of Directors approved the issuance of 400,000 warrants to acquire 400,000 shares of the Company's common stock at an exercise price of $1.00 which expire January 14, 2000. 350,000 of these warrants were issued to Officers and Directors of the Company. On the date of issue the quoted market price of the Company's common stock was less than the per share exercise price of the warrants.

During the nine months ended March 31, 1997 for services rendered in accord with the terms of a consulting agreement, warrants were issued to purchase a total of 90,000 shares of the Company's common stock at exercise prices ranging between $0.91 to $1.62 with exercise dates of said warrants expiring between July 1, 1999 to March 1, 2000. The Company reflected a total expense of $18,000 for the nine month period ending March 31, 1997.

During the three months periods ended December 31,1996 and March 31, 1997, pursuant to the terms of an agreement for public relations services to be rendered to the Company, the Company issued 4,000 and 2,500 shares, respectively, of its common stock for services rendered to date. The Company reflected an expense of $4,000 and $2,500 in its Statement of Operations for the three months ended December 31, 1996 and March 31, 1997, respectively.

During the three months ended March 31, 1997, pursuant to the terms of an agreement with planning and marketing consultants, the Company issued 30,000 shares of its common stock. The Company reflected an expense of $28,125 in its Statement of Operations for the three months then ended.

On December 22, 1996, 352,300 shares of the Company's common stock were sold for $299,455($0.85 per share) in a private placement, which was exempt from registration under Section 4(6) of the Securities Act of 1993, to individuals, all of whom were "accredited investors".

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

During the three months ended September 30, 1996 the Company's Board of Directors approved the issuance of 1,220,000 warrants to acquire 1,220,000 shares of the Company's common stock at an exercise price of $1.09 which expire July 25, 1999. 560,000 of these warrants were issued to Officers/Directors of the Company. On the date of issue the quoted market price of the Company's common stock was less than the per share exercise price of the warrants.

                   OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         A SUMMARY OF INCREASES (DECREASES) IN THE ITEMS INCLUDED IN
             THE CONSOLIDATED STATEMENTS OF LOSS IS SHOWN BELOW:


Results of Operations
---------------------
Total revenues increased $33,681 and $67,984 for the three and nine months ended March 31, 1997 as compared to the same periods for 1996 primarily as a result of an increase in revenues of PrimeCare Systems, Inc. ("PSI") and Mooney-Edwards Enterprises, Inc. ("MIS"), subsidiaries of the Company. Cost of sales decreased by $26,627 and increased by $11,228 for the three and nine months ended March 31, 1997, respectively, as compared to the same periods for 1996. The sales of OCG Technology, Inc. ("OCGT"), PSI and MIS were $1,082, $45,071 and $593,050 respectively, for the nine months ended March 31, 1997.

Marketing, general and administrative expenses decreased $27,146 and increased $18,275 for the three and nine months ended March 31, 1997, respectively, as compared to the same periods for 1996. PSI's expense decreased in the three months and nine months ended March 31, 1997, primarily due to the capitalization of $58,183 and $166,885, respectively, of salaries and related costs incurred in the development of the Windows version of the PrimeCare Patient Management System.

Liquidity and Capital Resources
-------------------------------
At March 31, 1997 the Company had a current ratio of 2.97 to 1 compared to .49 to 1 as of March 31, 1996. The increase primarily resulted from the sale of equity interests and the exercise of warrants. Although the net loss from operations for the nine months ended March 31, 1997 was $817,551 most of the loss resulted from non-cash charges of $619,247, which accounted for 76% of the total loss from operations. The Company has experienced recurring losses from operations and has been unable to provide sufficient working capital from operations and has relied on the sale of equity interests in the Company to fund its operations. The Company's auditors have included an explanatory paragraph regarding the ability of the Company to continue as a "going concern".

Cash on hand and accounts receivable were $423,142 at March 31, 1997. The Company also has $82,000 of demand notes due from officers/directors related to their exercise of warrants (see Notes to Financial Statements). In addition, the Company has Cardiointegraph equipment, in the final stages of manufacture, which will be available to lease on a fee for service basis. In the past, the Company's principal means of overcoming its cash shortfalls from operations was from the sale of the Company's common stock. During the nine months ended March 31, 1997, the Company raised $672,205 through the sale of equity interests and the exercise of warrants. The Company intends to provide additional working capital through the sale of equity interests in the Company. Although, in the past, the Company has been able to provide working capital through the sale of equity interests in the Company, there can be no assurances that the Company will succeed in its efforts.

As of May 16, 1994, PrimeCare Systems, Inc. ("PSI") was acquired by the Company. PSI owns the sole and exclusive right, title and interest in the PrimeCare(TM) Patient Management System (the "System"), which is protected by copyrights. This DOS based System includes a patient-centered integrated medical interview, encounter documentation, physician and patient education data, and chart creation system which, in turn, provides an uncomplicated, standardized mechanism for collecting and documenting all relevant clinical encounter data at minimal cost and time. The System also provides a data base and means for clinical and outcomes research as well as a means for utilization review and quality assurance audits. The medical content of the System is updated from time to time to ensure that it reasonably reflects currently accepted medical knowledge. To accomplish this the Company, on September 15, 1995, entered into an agreement with the Mount Sinai School of Medicine ("MSSM") which provides for the MSSM to assume the task of updating and enhancing the medical content of the System.

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

The Company has completed and recently released a Windows 95 and a Windows NT (collectively, the "Windows") version of the System. A number of additional features have been incorporated in the Windows version of the System. The Company has established its own Internet site and is in the process of completing the technology to enable physicians and their patients to access the System over the Internet and, thereby, generate patient histories to aid the physician in the diagnosis and treatment of an illness without an office visit.

In the past, the Company sold its Cardiointegraph ("CIG"), a proprietary heart diagnostic instrument for the early detection of coronary heart disease, through medical distributors, a sales and marketing method employed by other medical equipment manufacturers. Although Cardiointegraphs were sold for ten consecutive fiscal years and the end user purchasers (i.e., physicians and corporate and governmental medical departments) appear to find the unit useful, the CIG business segment has been unable to generate sufficient revenues to fund its operations or to operate at a profit. The Company believes that lack of universal reimbursement for the CIG has hindered its attempt to sell the CIG.

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



                                        OCG TECHNOLOGY, INC.



                                        BY  /s/Edward C. Levine
                                          ---------------------
                                            EDWARD C. LEVINE,
                                            PRESIDENT




                                        BY  /s/Erich W. Augustin
                                          ----------------------
                                            ERICH W. AUGUSTIN,
                                            EXECUTIVE VICE PRESIDENT
                                            (PRINCIPAL FINANCIAL OFFICER)

DATED: May 14, 1997