Form 10KSB
period 1997-06-30
OCG TECHNOLOGY INC
filed 1997-10-14
CIK 73779

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549

                                       FORM 10-KSB



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                            For the Fiscal Year ended June 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
    [No Fee Required]
                            For the transition period from           to
                                                           ----------   -------

                             Commission file number    0-5186
                                                    ------------

                              OCG TECHNOLOGY, INC.
               ----------------------------------------------
               (Name of small business issuer in its charter)


       DELAWARE                                          13-2643655
-------------------------------              ---------------------------------
(State or other jurisdiction of              I.R.S. Employer Identification No.
 incorporation or organization)

          450 West 31st Street, New York, New York           10001
          ----------------------------------------          --------
          (Address of principal executive offices)         (Zip Code)

Issuer's telephone number:    (212) 967-3079

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average of the closing sale price for such stock on September 30, 1997 was $19,535,597. As of September 30, 1997 the Registrant had 24,515,259 shares of Common Stock outstanding.

The Issuer's revenues for its most recent fiscal year: $842,815

Documents Incorporated by Reference: None

                                         Part I

Item 1. Description of Business
        -----------------------
General.
--------
     OCG Technology, Inc. (which, together with its subsidiaries, unless the context otherwise requires, is referred to as the "Company"): (i) markets, updates, and expands the PrimeCare(TM) Patient Management System (the "PrimeCare(TM) System"), a product of PrimeCare Systems, Inc. ("PSI"), a wholly owned subsidiary of the Company; (ii) markets turnkey computer systems and consulting services to providers of medical services through Mooney-Edwards Enterprises, Inc. d/b/a Medical Information Systems ("MIS"), a wholly owned subsidiary of the Company; (iii) markets as a service (the "CIG Service") and markets and manufactures as hardware, the proprietary heart diagnostic instrument, known as the "Cardiointegraph", which evaluates and interprets the electrical impulses of the heart. OCG Technology, Inc. was incorporated as Data Display Systems, Inc. on July 3, 1969.

     The Company's principal executive office is located at 450 West 31st Street, New York, New York 10001 and its telephone number is (212) 967-3079.

PrimeCare(TM) Patient Management System
---------------------------------------
     PSI, a Delaware corporation, was acquired by the Company as of May 16, 1994 (see Item 5, page 7). PSI owns all right, title and interest in and to the PrimeCare(TM) System. The System comprises a patient-centered integrated medical interview, encounter documentation, patient education and physician reference materials, and chart creation system which, in turn, creates a detailed electronic patient record and provides an uncomplicated, standardized mechanism for collecting and documenting all relevant clinical encounter data at minimal cost and time.

     The principal markets for the PrimeCare(TM) System are primary care physicians, medical clinics and staff health maintenance organizations.

     The PrimeCare(TM) System has harnessed the computer to bring efficiency to the management of a medical practice. The PrimeCare(TM) System: standardizes the patient record; promotes consistency in patient care; creates a patient database for clinical and outcomes research; offers, both local and remote, means for utilization review and quality assurance audits; improves the quality of care; increases efficiency and productivity of the physician's practice; automatically generates a problem list; incorporates patient care algorithms and clinical practice guidelines; permits, both local and remote, on-line electronic retrieval of patient record and hard copy print out with appropriate security controls; enables rapid access to important patient data for clinical care; contains and provides patient education, complaint oriented and medication specific; provides physician reference materials.

     The PrimeCare(TM) System requires continual: (1) updates of medical content; (2) additions and enhancements to expand the scope of the system; and
(3) incorporation of advances in both hardware and software technology to maintain a "state of the art" system. The Company has completed development of the Windows 95/NT version of the PrimeCare(TM) System and has also completed an interface which enables the PrimeCare(TM) System to communicate with other systems used in medical facilities. This provides a method for these other systems to transfer information to the PrimeCare(TM) System, such as patient demographics and appointment scheduling. The Company intends to continue to expand the interface capabilities to enable the PrimeCare(TM) System to transfer information (such as billing information including E&M codes, ICD9 codes and CPT codes) to these other systems. The Company has ceased supporting its DOS version of the PrimeCare(TM) System.

     Medical content. On September 15, 1995, the Company entered into an agreement with the Mount Sinai School of Medicine ("MSSM") which provides for the MSSM to assume the task of updating and enhancing the medical content of the PrimeCare(TM) System.

     Marketing. The Company markets the PrimeCare(TM) System as a service, on a pay for use basis, with a charge of $1.50 per patient visit. This marketing method eliminates a significant financial commitment to purchase the software, plus monthly maintenance charges, and ties the cost directly to use. The financial benefits derived by the physician from use of the PrimeCare(TM) System exceed $1.50 per patient visit. One such benefit is the elimination of the need to dictate, transcribe and then review the transcription of the entire patient record. Transcribing costs range between $4 and $7 per page. According to the American Medical Association, there are over 650,000 physicians in the U.S. creating a very large potential market for the System. The Company estimates that as many as 250,000 of these physicians could use the system routinely.


     The Company has commenced marketing the Windows 95/NT version of the PrimeCare(TM) System. The Company currently has arrangements with dealers to sell the PrimeCare(TM) System and continues to enlarge its network of independent dealers. A program has been commenced to recruit distributors who currently sell, install and service medical office and billing systems to medical facilities, to market the PrimeCare(TM) System. MIS (see "Medical Information Systems" below) is the first of such dealer to be recruited and has licensed and installed the Windows 95/NT version of the PrimeCare(TM) System in medical facilities on a pay per use basis. However, no assurances can be given that a significant number of the physician population will contract for and use the PrimeCare(TM) System.

     Competition. The Company has not identified any competitive patient
     ------------
management system which embodies all the features of the PrimeCare(TM) System. However, other companies market systems which may have some of the features of the PrimeCare(TM) System and some companies market medical office products which perform different functions than those performed by the PrimeCare(TM) System. No assurances can be given that the PrimeCare(TM) System is marketable or that another system will not be developed and, if developed, may prove to be more marketable than the PrimeCare(TM) System.

     Copyrights. The content of the PrimeCare(TM) System is protected by
     ----------
copyrights.


Medical Information Systems
---------------------------
     Mooney-Edwards Enterprises, Inc. d/b/a Medical Information Systems ("MIS"), a Florida corporation was acquired by the Company on June 25, 1992 (see Item 5, page 8). MIS has been a growing operation in a segment of the medical field. MIS markets computer systems to providers of medical services. The packages include hardware, software, staff training and provides for an annual service contract. In addition to the basic accounts receivable and insurance billing applications, MIS can provide the offices with accounts payable, general ledger, payroll and word processing programs. The service contracts provide for ongoing software upgrades, continuing education and system maintenance.

     The turnkey packages sold by MIS primarily use the "Medical Manager" ("MM") software program. MIS is the area dealer for MM which is reputed to be the most widely used software package in the medical industry. As stated above MIS is now also marketing the PrimeCare(TM) System to its current customers and other medical facilities.

Cardiointegraph
---------------
     The Company has developed a diagnostic instrument for the early detection of coronary heart disease, known as the Cardiointegraph, which takes the electrical impulses generated by a patient during the course of a conventional electrocardiogram ("ECG") and through a series of integrations and normalizations, displays these signals in a different visual format, known as a Cardiointegram ("CIG"). In the Company's opinion, a CIG provides the examining physician with a method for identifying patients with apparently normal ECG's who may actually have coronary heart disease. The Cardiointegraph employs a unique method, parts of which are patented. The Company believes that the CIG does not compete directly with any other diagnostic method. However, the CIG does compete generally with other diagnostic methods, such as stress testing and thallium perfusion stress tests. The Cardiointegram procedure is done at rest, requires less doctor-time and costs significantly less than the other available methods.

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

     Marketing.  Although Cardiointegraphs were sold and end user purchasers
     ---------
(i.e. physicians, corporate and governmental medical departments) appear to find the unit useful, the Company has been unable to generate sufficient revenues to fund its operations or to operate at a profit. The Company believes that lack of universal reimbursement for the CIG has hindered its attempt to sell the CIG. The Company believes that marketing the CIG technology as a service, with a minimal fee charged to the physician per CIG generated, may free physicians from their general reluctance to purchase medical diagnostic equipment not reimbursed by Medicare. The Company commenced its plan to market the Cardiointegraph as a service (See Item 6). To date, the Company has not derived substantial revenues from offering the CIG on a fee per use basis.


     Competition.  The Cardiointegraph is a diagnostic device which employs a
     -----------
unique method, parts of which are patented, for the diagnosis of coronary heart disease. The Company believes that the CIG does not compete directly with any other diagnostic method. However, the CIG does compete generally with other diagnostic methods, such as stress testing and thallium perfusion stress tests. The Cardiointegram procedure is done at rest, requires less doctor-time and costs less than the other available methods. In the past, the Company sold its product through medical distributors, a sales and marketing method employed by other medical equipment manufacturers.

     Patent Protection.  The Company's business is dependent to some extent,
     -----------------
upon patent protection of its method of signal analysis and its application to the Cardiointegraph. The Company's primary patent expired in November 1986.
In June 1985 a new method patent was granted to the Company which expires in the year 2002. This new patent covers the Company's method for correctly detecting in a repeatable fashion the proper base line which is essential to accurately compute the CIG. The Company believes that this patent will adequately protect its competitive position. Although certain of the Company's processes are of a non-patentable nature, the Company believes that it has significant lead time over potential competitors in the field of classifying and evaluating data by this patented method and apparatus as a result of its know-how and expertise which supplement the patent protection. "Cardiointegraph" is not a registered trademark or trade name, however, the Company is not aware of any other companies using such name or manufacturing such product. The Company owns trademark registrations in the United States for "OCG".


Government Regulation
---------------------
     The Company is operating in the medical field which is subject to extensive federal, state and local regulations. The Cardiointegraph is a "device" under the Food, Drug and Cosmetic Act of 1938, as amended (the "ACT"). On December 29, 1981, the Company was formally advised by the Food and Drug Administration ("FDA") that the Company had clearance to market the Cardiointegraph, subject to the general controls and provisions of the Act. The FDA designated the Cardiointegraph to be in regulatory class II. The Company believes that it is presently in compliance with all federal, state and local regulations.

     Neither the PrimeCare(TM) System nor the MIS medical billing software require FDA filings.

Research Contract
-----------------
Optronic Labs, Inc., a wholly owned subsidiary of the Company, which is currently inactive, had been engaged by an unaffiliated limited partnership under a research and development agreement to conduct a research and development program to develop the processes and technology for the commercial manufacture of an ambulatory heart monitoring system and an improved system for the early detection of heart disease for a fee of $2,025,000.

Pursuant to the terms of a technology assignment agreement, the Company contracted to purchase the related technologies. Compensation for the purchase is in the form of royalties at the rate of 7-1/2 percent of sales of the related products for 17 years. As additional compensation the Company pays royalties at the rate of 3 percent of Cardiointegraph sales until the Partnership receives $2,750,000 and thereafter 1 percent of Cardiointegraph sales until the Partnership receives an additional $2,750,000. The Company currently has no intention of entering into additional third party contracts for research and development. On July 1, 1985, the Company purchased the technology and began paying royalties as discussed above. There were no royalty payments made for fiscal 1997 and 1996.

Employees
---------
The Company employs 4 non-salaried officers, all of whom are full time; its subsidiary, MIS employs 9 salaried employees including officers, all of whom are full time; and its subsidiary, PSI employs 12 salaried employees including officers, 8 of whom are full time and 4 part time.

Item 2.  Properties
         ----------
The Company utilizes space at 450 West 31st Street, New York, New York where it maintains its executive and sales office. The space is owned by a corporation whose president and one of its shareholders is the son of the President of the Company. There is no lease or other written commitment assuring continued use of the premises. No rent was charged in 1997 and 1996.

MIS leases office space in Pensacola, Florida from Mainstreet, Ltd. Rental payments for the year ended June 30, 1997 were $17,853. The President and Vice President of MIS have an ownership interest in Mainstreet, Ltd. There is an oral agreement with Mainstreet, Ltd. that premises will be available to MIS through June 30, 1998.

PSI leases approximately 2300 square feet of office space in Newport News, VA. The lease expires on July 31, 1999 and bears an annual rental of $24,993.

Item 3.  Legal Proceedings
         -----------------
                NONE

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
                NONE


                                 PART II


Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters.
         -----------------------------------------------------------------

The Company's Common Stock is quoted on NASDAQ (now NASDAQ Small Cap) under NASDAQ symbol OCGT. The following table sets forth the range of high and low closing prices for the Company's Common Stock for the periods indicated. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions and may not represent actual transactions.

Fiscal Year Ended June 30, 1996                    High          Low
-------------------------------                 --------       ------
1st Quarter                                        29/32         1/4
2nd Quarter                                        27/32        13/32
3rd Quarter                                         7/8          7/16
4th Quarter                                      1-15/16        23/32

Fiscal Year Ended June 30, 1997                    High          Low
-------------------------------                 --------       ------
1st Quarter                                      1-25/32        31/32
2nd Quarter                                      1-27/32        13/16
3rd Quarter                                       1-1/8         27/32
4th Quarter                                       1-1/16        11/16

As of June 30, 1997 there were approximately 1,438 record holders of the Common Stock, including stockholders whose shares are registered in "nominee" or "street" name. The closing bid price per share for the Common Stock on September 30, 1997 was 25/32.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------

                    Fiscal 1997 Compared to Fiscal 1996

Results of Operations
---------------------
Total revenues increased to $ 842,815 for the year ended June 30, 1997 from $746,006 for 1996. Cost of sales increased $77,132. The increase in revenues was primarily due to an increase in revenues from sales and services of third party software products.

Marketing general and administrative expenses decreased $979,849 for the year ended June 30, 1997 as compared to 1996 due primarily to the difference in non-cash expenses related to the issuance of warrants to employees and outside consultants.

Liquidity and Capital Resources
-------------------------------
At June 30, 1997 the Company had a current ratio of 2.01 to 1 compared to 1.70 to 1 as of June 30, 1996. The increase in current assets primarily resulted from the receipt of proceeds from the sale of Common Stock. Although the net loss from operations for the year ended June 30, 1997 was $1,481,963 most of the loss resulted from non-cash charges of $1,136,767, which accounted for 76% of the total loss from operations. The Company has experienced recurring losses from operations and has been unable to provide sufficient working capital from operations and has relied significantly on the sale of equity interests in the Company and loans from officers and shareholders to fund its operations. The Company's auditors have included an explanatory paragraph regarding the ability of the Company to continue as a "going concern".

Cash on hand, accounts receivable and notes receivable were $379,459 at June 30,
1997.   In the past, the Company's principal means of overcoming its cash shortfalls from operations was from the sale of the Company's common stock. During the year ended June 30, 1997, the Company received $623,205 through the sale of equity interests and the exercise of warrants. The Company intends to provide additional working capital through the sale of equity interests in the Company. Although, in the past, the Company has been able to provide working capital through the sale of equity interests in the Company, there can be no assurances that the Company will succeed in its efforts.

As of May 16, 1994, PrimeCare Systems, Inc. ("PSI") was acquired by the Company. PSI owns all right, title and interest in and to the PrimeCare(TM) Patient Management System. The System comprises a patient-centered integrated medical interview, encounter documentation, patient education and physician reference materials, and chart creation system which, in turn, provides an uncomplicated, standardized mechanism for collecting and documenting all
relevant clinical encounter data at minimal cost and time.   The System also
provides a data base and means for clinical and outcomes research as well as a
means for utilization review and quality assurance audits.   The Company has
completed development of the Windows 95/NT version of the PrimeCare(TM) System and has also completed an interface which enables the PrimeCare(TM) System to communicate with other systems used in medical facilities. This provides a method for these other systems to transfer information to the PrimeCare(TM) System, such as patient demographics and appointment scheduling. The Company intends to continue to expand the interface capabilities to enable the PrimeCare(TM) System to transfer information (such as billing information including E&M codes, ICD9 codes and CPT codes) to these other systems. The Company has ceased supporting its DOS version of the PrimeCare(TM) System.
The medical content of the System is also continually updated. On September 15, 1995, the Company entered into an agreement with the Mount Sinai School of Medicine ("MSSM") which provides for the MSSM to assume the task of updating andenhancing the medical content of the PrimeCare(TM) System.

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

The Company has commenced marketing the Windows 95/NT version of the PrimeCare(TM) System. The Company currently has arrangements with dealers to sell the PrimeCare(TM) System and continues to enlarge its network of independent dealers. A program has been commenced to recruit distributors who currently sell, install and service medical office and billing systems to medical facilities, to market the PrimeCare(TM) System. MIS is the first of such dealer to be recruited and has licensed and installed the Windows 95/NT version of the PrimeCare(TM) System in medical facilities on a pay per use basis. However, no assurances can be given that a significant number of the physician population will contract for and use the PrimeCare(TM) System.

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

The Company licensed its CIG technology to Compumed, Inc. ("CMPD") to enable CMPD to offer the CIG as a service to CMPD's customers who subscribe to CMPD's service which interprets electrocardiographic (EKG) signals transmitted telephonically to CMPD's central computer. During March 1994, CMPD
commenced offering the CIG service to CMPD's customers.    During this fiscal
year, the Company has not received revenues from CMPD for the service. The Company is totally dependant upon CMPD for the marketing effort to CMPD's customers. The Company does not believe that the service will be marketed successfully by CMPD.


The Company believes that it could provide sufficient working capital from operations through marketing the Windows 95/NT version of the PrimeCare(TM) System and expanding the operations of MIS.

Currently, the Company has no lines of credit and has no material commitments for capital expenditures outstanding.

Effects of Inflation
--------------------
Most raw materials the Company uses in its manufacturing process have declined or have remained stable with regard to cost. As such, inflation has had little effect on the Company's operations.

                      Fiscal 1996 Compared to Fiscal 1995

Results of Operations
---------------------
Total revenues increased to $746,006 for the year ended June 30, 1996 from $573,489 for 1995. Cost of sales increased $106,355. The increase in revenues was primarily due to an increase in revenues from sales and services of third party software products.

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


Item 7. Financial Statements
        --------------------
The following are included and filed under this Item and appear immediately following the signature page on page 16:

                                                                   PAGE

     Independent Auditors' Report                                   F-1

     Consolidated Balance Sheet - June 30, 1997                     F-2

     Consolidated Statements of Operations -
     Years ended June 30, 1997 and 1996                             F-3

     Consolidated Statements of Changes in Shareholders'
     Equity - Years ended June 30, 1997 and 1996                    F-4

     Consolidated Statements of Cash Flows -
     Years ended June 30, 1997 and 1996                             F-5

     Notes to Consolidated Financial Statements                     F-6



Item 8.  Disagreements on Accounting and Financial Disclosure.
         ----------------------------------------------------
     There were no disagreements on accounting and financial disclosure during the years ended June 30, 1997 and 1996.


                                   PART III

Item 9.  Directors and Executive Officers of the Registrant.
         --------------------------------------------------

     The directors and executive officers of the Company are:

     Name                 Age                        Position
----------------          ---                   ----------------------
Edward C. Levine           70                   President and Director

Jarema S. Rakoczy          55                   Vice President and Director

Jeffrey P. Nelson          53                   Secretary and Director

Erich W. Augustin          62                   Executive Vice President,
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

Jeffrey P. Nelson, has served as a Director since November 1991 and as Secretary of the Company since June 1992 . Mr. Nelson served as Vice President, Asset Based Finance Division, of Marine Midland Bank, NA from December 1986 through 1990. Mr. Nelson was self-employed as a real estate financing consultant from January 1991 through November 1991.

Erich W. Augustin became a Director on September 19, 1995 and joined the Company as Executive Vice President and Chief Financial Officer on October 18, 1996. Mr. Augustin served as Senior Vice President and Chief Financial Officer of the Chase Manhattan Bank of Connecticut, N.A., with responsibility for all financial activities, including accounting, audit, budget, planning, regulatory reporting and taxes, from August 1991 through December 1994 at which time he retired. From January 1995 to June 30, 1995, Mr. Augustin served as a consultant to the same institution. Mr. Augustin served as Vice President and Director of Financial Accounting & Reporting of the Chase Manhattan Corporation and the Chase Manhattan Bank, N.A. from May 1976 through August 1991, responsible for worldwide financial accounting and reporting for Senior Management, Shareholders and Regulatory Agencies.

Item 10.   Executive Compensation
           ----------------------

Compensation of Directors
-------------------------
     There are no standard or other arrangements for compensating Directors. Directors serve without compensation.


Compensation of Officers
------------------------
     The following table presents certain specific information regarding the compensation of the Chairman and President of the Company who received no other compensation than the compensation set forth in the following tables. No Officer of the Company had total salary, bonus or other compensation exceeding $100,000.

                    Summary Compensation Table (Fiscal 1997)
                    ----------------------------------------
          (a)                     (b)                      (c)
                                               Long-term Compensation Awards
                              Fiscal Year      EndedSecurities Underlying
Name & Principal Position       June 30,       Options/SARs
-------------------------     -----------      -----------------------------
Edward C. Levine,                 1997                   350,000
   President and Chief            1996                     -0-
   Executive Officer              1995                   250,000


                         Option Grants in Last Fiscal Year
                         ---------------------------------
     (a)                (b)             (c)            (d)               (e)
                     Number of      % of Total
                     Securities      Options/SARs
                     Underlying      Granted to        Exercise or
                     Options/SARs    Employees in      Base Price
    Name             Granted         Fiscal Year       ($/Share)     Expiration Date
----------------     ------------    -------------     -----------   ---------------
Edward C. Levine       150,000          12.43%           $1.00         July 25, 1999
                       200,000          16.57%           $1.09         January 14, 2000



                     Aggregated Option Exercises in Last Fiscal Year
                            and Fiscal Year End Option Values

The following table sets forth certain information regarding the exercise of stock options during the fiscal year ended June 30, 1997 and the fiscal year ended value of unexercised options for the Company's named executive officers.


                                                                                     Value of Unexercised
                          Shares         Value         Number of Unexercised         In-the-money Options at
                         Acquired on    Realized       Options at Fiscal Year-End    Fiscal Year End (1)
          Name           Exercise          ($)         Exercisable/Unexercisable     Exercisable/Unexercisable
     --------------      ------------   --------       --------------------------    -------------------------
     E. C. Levine            -0-        $ -0-               750,000 / 0                $188,000 / 0
     J. S. Rakoczy         40,000       $19,200             310,000 / 0                $117,000 / 0
     J. P. Nelson         180,000       $86,400             700,000 / 0                $205,000 / 0
     E. W. Augustin        20,000       $ 8,600             475,000 / 0                $110,500 / 0

____________________
Notes:   (1)  Calculated based on the excess of the closing market price of the Company's common stock as reported on the NASDAQ Stock market on June 30, 1997 ($.75) over the option exercise price.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         --------------------------------------------------------------
The following table sets forth, as of September 30, 1997 certain information with respect to Common Stock ownership of (i) each person known by the Company to own beneficially more than 5% of the shares of the Company's Common Stock,
(ii) all directors, and (iii) all Officers and Directors as a group.

          Name and Address of       Amount & Nature of               Percent
Class     Beneficial Owner          Beneficial Ownership             of Class
------    -------------------       --------------------             --------

Common     Edward C. Levine            538,826 - direct               2.20%
           450 W. 31st St
           New York, NY 10001

Common     Jarema S. Rakoczy           109,600 - direct                .45%
           450 W. 31st St
           New York, NY 10001

Common     Jeffrey P. Nelson           178,000 - direct                .73%
           450 W. 31st St
           New York, NY 10001

Common     Erich W. Augustin             6,000 - direct                .02%
           450 West 31st Street
           New York, NY 10001

Common     All directors and           832,426 - direct               3.45%
           officers as a group
           (4 Persons)

Item 12. Certain Relationships and Related Transactions
         ----------------------------------------------
On July 25, 1996 the Company authorized the issuance of, and thereafter issued, warrants to purchase shares of its Common Stock as follows: Edward C. Levine 200,000 warrants; Erich W. Augustin 150,000 warrants; Jeffrey P. Nelson 150,000 warrants; and Jarema S. Rakoczy 60,000 warrants; all at $1.09 per share.

On January 15, 1997 the Company authorized the issuance of, and thereafter issued, warrants to purchase shares of its Common Stock as follows: Edward C. Levine 150,000 warrants; Erich W. Augustin 100,000 warrants; Jeffrey P. Nelson 100,000 warrants; all at $1.00 per share.


Item 13.  Exhibits and Reports on Form 8-K
          --------------------------------
     (a) The following documents are filed as part of this report.

(1)  Exhibits
     --------
     3(i).1 Certificate of Incorporation of Registrant filed July 3, 1969 (incorporated by reference to Exhibit 3.1(a) to the Annual Report on Form 10-K for the Year ended June 30, 1985).

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

*    3(i).7     Certificate of Amendment of Certificate of Incorporation filed
                August 18, 1987.

     3(i).8 Certificate of Change of Agent and location of Registrant filed April 9, 1991 (incorporated by reference to Exhibit 3.1(j) to the Annual Report on Form 10-K for the Year ended June 30,
                1991).

     3(i).9 Certificate of Correction filed to Correct Certain Errors in the Certificate of Amendment of the Certificate of Incorporation filed June 19, 1992 (incorporated by reference to Exhibit 3.1(l) to the Annual Report on Form 10-K for the Year ended June 30,
                1992).

**  3(i).10     Certificate of Amendment of Certificate of Incorporation filed
                June 7, 1996.

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
                Certificate of Stock Designation filed March 26, 1986.

     4.3 Certificate of Resolutions Creating Series E Convertible Preferred Stock filed June 19, 1992 (incorporated by reference to Exhibit II to the Current Report on Form 8-K filed June 26,
                1992).

     4.4 Certificate of Resolutions Creating Series B Convertible Preferred Stock filed May 3, 1994 (incorporated by reference to
                Exhibit 4 to the Current Report on Form 8-K filed June 1, 1994).

**  4.5         Certificate of Amendment No. 1 Filed to Modify the Certificate
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

     10.4 Stock Purchase and Exchange Agreement, dated as of May 16, 1994, between the Registrant and PrimeCare Systems, Inc. (incorporated by reference to Exhibit 2 to the Current Report on Form 8-K filed June 1, 1994).

     21 Subsidiaries of Registrant. Optronic Labs, Inc., a New York corporation; Mooney-Edwards Enterprises, Inc., a Florida corporation; and, PrimeCare Systems, Inc., a Delaware corporation.

     27        Financial Data Schedule

       (b)     Reports on Form 8-K

     There were no Reports on Form 8-K filed in the fourth quarter of fiscal
1997.


* Incorporated by reference to the Form 10-KSB for the Year ended June 30, 1987.

** Incorporated by reference to the Form 10-KSB for the Year ended June 30, 1996.

                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       OCG TECHNOLOGY, INC.


                                                   By: /s/ Edward C. Levine
                                                       ---------------------
Dated: October 10, 1997                                  Edward C. Levine,
                                                         President




In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



/s/ Edward C. Levine          President and Director           October 10, 1997
--------------------
    Edward C. Levine          (Principal Executive Officer)


/s/ Jeffrey P. Nelson          Secretary and Director          October 10, 1997
---------------------
    Jeffrey P. Nelson


/s/ Jarema S. Rakoczy          Vice President and Director     October 10, 1997
---------------------
    Jarema S. Rakoczy


/s/ Erich W. Augustin          Executive Vice President and    October 10, 1997
---------------------
    Erich W. Augustin          Director (Principal Financial
                               and Accounting Officer)

                          Independent Auditors' Report

To the Board of Directors
OCG Technology, Inc. and Subsidiaries
New York, New York

We have audited the accompanying consolidated balance sheet of OCG Technology, Inc. and Subsidiaries as of June 30, 1997, and the related consolidated statements of operations, cash flows and changes in shareholders' equity for the years ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OCG Technology, Inc. and Subsidiaries as of June 30, 1997, and the consolidated results of their operations and their cash flows for the years ended June 30, 1997 and 1996, in conformity with generally accepted accounting principles.

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




                                            /s/Dalessio, Millner & Leben LLP
                                               -----------------------------
New York, New York                             DALESSIO, MILLNER & LEBEN LLP
October 8, 1997                                 Certified Public Accountants

SM-O5128

                   OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEET
                              JUNE 30, 1997



                                  ASSETS
                                  ------
CURRENT ASSETS:
  Cash                                                       $      167,996
  Accounts receivable                                                87,963
  Notes receivable - related parties                                123,500
  Other                                                               8,825
                                                              -------------
          TOTAL CURRENT ASSETS                                      388,284
                                                              -------------
PROPERTY AND EQUIPMENT, net of accumulated
  depreciation and amortization of $353,122                         194,835

PROPRIETARY TECHNOLOGY, net of accumulated
  amortization of $1,879,863                                      1,314,647
OTHER ASSETS, primarily due from officers of $112,946               117,139
                                                              -------------
                                                              $   2,014,905
                                                              =============
                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                       $     166,944
  Due to officer (non-interest bearing)                              15,121
  Note payable - related party                                       11,344
                                                              -------------
     TOTAL CURRENT LIABILITIES                                      193,409
                                                              -------------
COMMITMENTS

SHAREHOLDERS' EQUITY:
  Preferred stock, 1,000,000 shares authorized;
    Series E Preferred Stock, $.10 par value, 100,000 shares
     issued and outstanding                                          10,000
  Common stock, $.01 par value, 50,000,000 shares
    authorized, 24,515,259 shares issued,
    24,502,759 outstanding                                          245,152
  Additional paid-in-capital                                     21,521,150
  Deficit                                                       (19,863,306)
  Subscription receivable                                           (29,000)
                                                              -------------
                                                                  1,883,996
  Less: Treasury stock, at cost (12,500 shares)                     (62,500)
                                                              -------------
          TOTAL SHAREHOLDERS' EQUITY                              1,821,496
                                                              -------------
                                                              $   2,014,905
                                                              =============

           See Accompanying Notes to Consolidated Financial Statements

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Year Ended June 30,
                                                     ---------------------
                                                        1997        1996

REVENUES:
  Net sales of third party software
    and support services                         $    793,549   $    723,964
  Net sales of medical products                         3,861          6,068
  Fees charged to medical providers                    45,405         15,974
                                                 ------------   ------------
         TOTAL REVENUES                               842,815        746,006

COSTS AND EXPENSES:
  Cost of sales                                       405,692        328,560
  Marketing, general and administrative             1,172,908      2,152,757
  Depreciation and amortization                       748,220        732,194
  Interest - net                                       (2,042)         1,247
                                                 ------------   ------------
TOTAL COSTS AND EXPENSES                            2,324,778      3,214,758
                                                 ------------   ------------
NET LOSS                                         $ (1,481,963)  $ (2,468,752)
                                                 ============   ============
NET LOSS PER COMMON SHARE                        $       (.06)  $       (.12)
                                                 ============   ============
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                               23,716,575     21,226,848
                                                 ============   ============

















           See Accompanying Notes to Consolidated Financial Statements

                                          OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                             YEAR ENDED JUNE 30, 1997 AND 1996




                 Preferred Stock     Common stock       Additional
                    $.10 par           $.01 par           Paid-in                 Subscription  Treasury    Unearned
                  Shares  Amount    Shares    Amount      Capital       Deficit   Receivable     Stock   Compensation    Total
Balance,
 July 1, 1995    200,000 $20,000  20,510,759  $205,107  $18,421,695  $(15,912,591) $   -      $(62,500)   $(38,439)  $ 2,633,272

Issuance of
 warrants
 for services       -       -         -           -       1,214,000        -           -          -           -        1,214,000

Sale of stock
 and conversion
 of warrants        -       -      1,640,800    16,408      748,592        -           -          -           -          765,000

Conversion of
 Series B
 preferred
 stock          (100,000)(10,000)  1,000,000    10,000         -           -           -          -           -             -

Amortization of
 unearned
 compensation       -       -         -           -            -           -           -          -         24,687        24,687

Net loss            -       -         -           -            -       (2,468,752)     -          -           -       (2,468,752)
                 -------  ------   ---------    ------   ----------    ----------    ------     ------      -------   -----------
Balance,
 June 30, 1996   100,000  10,000  23,151,559   231,515   20,384,287   (18,381,343)     -       (62,500)    (13,752)  $ 2,168,207

Issuance of
 stock for
 services           -       -         38,000       380       35,745        -           -          -           -           36,125

Issuance of
 warrants
 for services       -       -         -           -         338,670        -           -          -           -          338,670

Sale of stock
 and conversion
 of warrants        -       -      1,325,700    13,257      762,448        -        (29,000)      -           -          746,705

Amortization of
 unearned
 compensation       -       -         -           -            -           -           -          -         13,752        13,752

Net loss            -       -         -           -            -       (1,481,963)     -          -           -       (1,481,963)
                  ------  -----   ----------  --------  -----------   ------------  -------    -------      ------    -----------
Balance,
 June 30, 1997   100,000 $10,000  24,515,259  $245,152  $21,521,150  $(19,863,306) $(29,000)  $(62,500)    $  -      $ 1,821,496




                See Accompanying Notes to Consolidated Financial Statements.

                       OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                         Year Ended June 30,

                                                                       1997               1996
                                                                  -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $ (1,481,963)     $ (2,468,752)
  Adjustments to reconcile net loss
    to net cash provided by (used in) operating activities:
        Depreciation and amortization                                  748,220           732,194
        Issuance of stock and warrants for services                    374,795         1,214,000
        Amortization of unearned compensation                           13,752            24,687

  Changes in operating assets and liabilities:
       (Increase) decrease in:
       Accounts receivable                                             (42,522)          (11,843)
       Other assets                                                    (62,538)          (11,253)
       (Decrease) increase in:
       Accounts payable and accrued expenses                           (41,355)           60,061
                                                                  -------------     -------------
             Total Adjustments                                         990,352         2,007,846
                                                                  -------------     -------------
             Net cash (used in) operating activities                  (491,611)         (460,906)
                                                                  -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Loans received from related party                                       -               50,000
  Loans paid to related party                                             -              (50,000)
  Proceeds from issuances of common stock                              623,205           765,000
                                                                  -------------     -------------
             Net cash provided by financing activities                 623,205           765,000
                                                                  -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                  (87,176)          (37,651)
  Capitalized software development costs                              (194,510)             -
                                                                  -------------     -------------
              Net cash (used in) investing activities                 (281,686)          (37,651)
                                                                  -------------     -------------
NET (DECREASE) INCREASE IN CASH                                       (150,092)          266,443

CASH, BEGINNING OF YEAR                                                318,088            51,645
                                                                  -------------     -------------
CASH, END OF YEAR                                                 $    167,996      $    318,088
                                                                  =============     =============
Supplemental disclosures:

No cash was paid in 1997 and 1996 for interest and income taxes.



          See Accompanying Notes to Consolidated Financial Statements
                                   F-5

                     OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
===============================================================================
NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Business
--------
OCG Technology, Inc. and its subsidiaries (the "Company") are engaged in the development, marketing, and distribution of software and diagnostic cardiological products as follows:

  PrimeCare Systems, Inc. ("PSI") was acquired in May 1994. PSI owns, markets, sells, manufactures, and distributes the PrimeCare Patient Management System which is a PC-based software product providing among other things, a standardized mechanism for collecting and documenting patient data for physicians at a minimal cost and time.

  OCG Technology, Inc. ("OCG") is engaged in the development and marketing, of a heart diagnostic instrument, known as the cardiointegraph ("CIG") which evaluates and interprets the electrical impulses of the human heart.

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

Management believes that the PrimeCare Patient Management System will be attractive to physicians, managed care providers and medical institutions. The Company entered into contracts with various healthcare providers for use of the PrimeCare Patient Management System. Management believes that the entry into the target customer base of health care providers and medical institutions provided by the PrimeCare Patient Management System will also aid in the marketing of its other products.


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

------------------------------------------------------------
Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated.

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

In fiscal 1997, the Company capitalized $194,510 related to the development of a Windows 95 version of the system.

Property, Equipment, Depreciation and Amortization
--------------------------------------------------
Property and equipment are stated at cost. Machinery and equipment and equipment held under fee for service arrangements are being depreciated on a straight-line basis over their estimated useful life of five (5) years. Leasehold improvements are being amortized over the shorter of the life of the lease or the related life of the asset.

Asset Impairment
----------------
In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,". SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. There was no effect on the financial statements from the adoption of SFAS No. 121.


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

------------------------------------------------------------
Loss Per Common Share
---------------------
Loss per share is based on the loss for each year divided by the weighted average number of common shares outstanding during the year. The inclusion of the effect of outstanding warrants and preferred stock would be anti-dilutive.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". This statement establishes standards for computing and presenting earnings per share (EPS), replacing the presentation of currently required primary EPS with a presentation of Basic EPS, for entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under this new standard, Basic EPS is computed based on the weighted average shares outstanding and excludes any potential dilution; Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock and is similar to the currently required fully diluted EPS, SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. The Company does not expect the impact of the adoption of this statement to be material to previously reported EPS amounts.

Stock Based Compensation
------------------------
The Company has elected to follow Accounting Principles Board Opinion No. 25, " Accounting for Stock Issued to Employees" (APB25) and related
Interpretations in accounting for options and warrants issued to employees. As a result, compensation is recorded for the excess of the fair market value of the stock on the date of the grant, over the exercise price of the options/warrant.

Statements of Cash Flows
------------------------
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. There were no cash equivalents at June 30, 1997 and 1996.

NOTE 2.  PROPERTY AND EQUIPMENT
-------------------------------
Property and equipment consists of the following:

Equipment held under fee for service arrangements            $  351,898
Machinery and equipment                                         162,246
Leasehold improvements                                           33,813
                                                             ----------
                                                                547,957
Less:  accumulated depreciation and amortization               (353,122)
                                                             ----------
                                                             $  194,835
                                                             ==========

Depreciation and amortization of property and equipment was $91,945 and $80,780 for the years ended June 30, 1997 and 1996, respectively.

NOTE 3.  ADVANCES TO OFFICERS
-----------------------------
At June 30, 1997, certain officers of Mooney Edwards have non-interest bearing loans from the Company in the amount of $112,946 which is included in other assets.

NOTE 4. NOTES RECEIVABLE
------------------------
Demand notes receivable of $82,000 were issued by two Officers/Directors of the Company in connection with their January 1997 exercise of warrants for the purchase of common stock. These demand notes receivable are collateralized by common stock of the Company owned by these individuals and bear interest at the prime rate. As of October 8, 1997, only one note for $29,000 remains outstanding.

An additional demand note for $90,500 was issued to a relative of an Officer and Director of the Company in connection with the exercise of warrants for the purchase of common stock. This note receivable has been fully paid as of October 8, 1997.

NOTE 5. NOTE PAYABLE - RELATED PARTY
------------------------------------
Note payable is to a relative of an Officer and Director of the Company, is unsecured, due on demand, and bears interest at 2% above the prime rate per annum.


NOTE 6.  SHAREHOLDERS' EQUITY
-----------------------------

Preferred Stock
---------------
On July 12, 1984, the shareholders of the Company approved the creation of a class of 1,000,000 shares of preferred stock, and authorized the Board of Directors to establish and designate the number of shares and relative rights, preferences and limitations of such preferred stock.

Series E Preferred Stock
------------------------
In June 1992, the Board of Directors designated 100,000 shares of Preferred Stock as Series E Preferred Stock. These shares were issued in conjunction with the acquisition of Mooney Edwards. These shares: (i) are non-convertible with the right to vote on the same basis as the holders of the Company's common stock, (ii) may be redeemed in whole or in part at the option of the Company at a price of $30 per share plus all accrued and unpaid dividends thereon, and, (iii) have the right to dividends which are not cumulative and are limited to a fraction of all cash dividends declared and to be distributed by OCG to all classes of its shareholders in any fiscal year, the (A) numerator of which shall be an amount equal to fifty (50%) percent of the net profits of Mooney Edwards for the prior fiscal year; and the (B) denominator of which shall be the sum of the net profits of OCG (including those of Mooney Edwards) for such prior fiscal year, and no more. No dividends to Series E Preferred shareholders were due at June 30, 1997.

-------------------------------------

Series B Preferred Stock (cont'd)
---------------------------------
In May 1994, the Board of Directors designated 100,000 shares of Preferred Stock as Series B Preferred Stock. These shares were issued in conjunction with the acquisition of PSI. These shares: (i) were convertible at the option of a minimum of the holders of two-thirds of the Series B Preferred Stock into ten (10) shares of the Company's Series B common stock subject to the creation of the Series B Common Stock by a vote of the Company's shareholders, (ii) had the right to vote on the same basis as the holders of the Company's common stock, (iii) had the right to dividends which are not cumulative and are limited to a fraction of all cash dividends declared and to be paid by OCG to all classes of its shareholders in any fiscal year, the numerator of which shall be an amount equal to fifty (50%) percent of the net profits of PSI for the prior fiscal year, as defined and the denominator of which shall be the sum of the consolidated net profits of the Company (including PSI) for such prior fiscal year as defined, provided however that the denominator shall not be less then said net profits of PSI, which dividends shall be payable on such date as may be established by the Company's Board of Directors and are non-cumulative, in no event, so long as the Series B Preferred Stock is outstanding shall any dividend whatsoever be declared or paid on any other equity security or any redemption made thereof, unless all unpaid accumulated and accrued dividends on the Series B Preferred Stock shall have been paid, with the exception of dividends payable in shares of the Company's common stock, and (iv) the Series B Preferred shareholders had priority in liquidation to the extent of any unpaid accumulated and accrued dividends.

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

Common Stock
------------
On June 7, 1996, the Company's Certificate of Incorporation was amended, increas ing the number of shares authorized from 25,000,000 to 50,000,000.

In fiscal 1996, the Company sold 1,315,800 shares of common stock in private placements at prices ranging from $.20 to $.95 per share receiving net proceeds of $650,000. These shares were issued pursuant to the exemption provisions of Regulation S of the Securities Act of 1933.


In fiscal 1997, the Company sold 68,400 shares of the Company's common stock for $0.95 per share, the gross proceeds of which were $65,000.

In fiscal 1997, the Company sold 352,300 shares of common stock in a private placement to individuals, all of whom were "accredited investors", at a price of $.85 per share receiving net proceeds of $299,455. These shares were issued pursuant to the exemption provisions of Regulation S of the Securities Act of 1933.

--------------------------------------

Common Stock (cont'd)
---------------------
In fiscal 1997, the Company issued 38,000 shares of common stock to various persons for public relations and planning and marketing services rendered. The Company reflected expenses of $36,125 in the statement of operations for the year ended June 30, 1997.

Warrants

The Company accounts for warrants granted to employees and directors under APB No. 25. Had compensation costs of these warrants been determined consistent with SFAS No. 123, the Company's net loss per share would have been as follows:

                                                1997             1996
                                            ------------    ------------
Net loss as reported....................... $(1,481,963)    $(2,468,752)
Net loss pro forma......................... $(2,177,978)    $(2,563,324)
Primary loss per share as reported......... $      (.06)    $      (.12)
Primary loss per share pro forma........... $      (.09)    $      (.12)

     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts.

All transactions with individuals other than those considered employees, as set forth within the scope of APB No. 25, have been accounted for under the provisions of SFAS No. 123 during fiscal 1997.

Warrants issued for services generally vest immediately. Warrant activity for the years ended June 30, 1997 and 1996 is summarized as follows:

                                              1997          1996
                                           ---------     ---------
Outstanding at beginning of year           4,396,000     4,326,000
   Warrants granted                        1,900,000       520,000
   Warrants exercised                       (905,000)     (325,000)
   Warrants canceled                         (75,000)     (125,000)
                                           ---------     ---------
Outstanding at end of year                 5,316,000     4,396,000

The fair value of each warrant grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions:

                                           1997            1996
                                           ----            ----
Risk-free interest rate                    5.8%            5.65%
Expected dividend yield                      -               -
Expected lives                               3               3
Expected stock price violatility           130%            123%

--------------------------------------

Warrants (cont'd)
-----------------
At June 30, 1997, 5,316,000 shares of common stock were reserved for future issuance with respect to the following warrants:
                                                          Number of
Expiration                   Exercise Price             Common Shares
-----------                  --------------             -------------
October 1997                     $0.30                      100,000
November 1997                    $0.25                      150,000
November 1997                    $0.33                      975,000
April 1998                       $0.25                    1,671,000
April 1998                       $0.40                      250,000
August 1998                      $1.00                       15,000
November 1998                    $1.00                       50,000
December 1998                    $0.40                       50,000
April 1999                       $0.40                      100,000
April 1999                       $1.00-$1.53                 70,000
July 1999                        $1.09                    1,220,000
January 2000                     $1.00                      475,000
July 2000                        $1.00                       60,000
July 1999 - October 2001         $0.84-$1.69                130,000
                                                          ---------
                                                          5,316,000
                                                          =========

In April 1995, the Company's Board of Directors approved the issuance of warrants to acquire 1,671,000 shares of the Company's common stock at an exercise price of $.25. 700,000 of these warrants were to certain officers of the Company and expire in April 1998. 521,000 expire in April 1997. These warrants were only exercisable upon the vote of the shareholders of the Company to amend its Certificate of Incorporation to increase its number of authorized common shares from 25,000,000 to 50,000,000. In May 1996, the shareholders voted and agreed to amend the Certificate of Incorporation. In June 1996, the Company's Certificate of Incorporation was amended and, the Company recorded approximately $854,000 in expense reflecting the difference between the quoted market price at the respective measurement date(s) for these warrants and their exercise price.

In fiscal 1996, the Company amended the exercise price and the expiration on certain warrants to acquire the Company's common stock issued to an employee and outside consultants. These amendments were deemed to be a new issuance and the Company recorded an expense of approximately $91,000 reflecting the excess of the quoted market price over the exercise price at the date of amendment. The Company received proceeds of $90,000 upon the exercise of certain of these warrants.

-------------------------------------

-----------------

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

In fiscal 1997, the Company issued warrants to acquire 1,220,000 shares of the Company's common stock at an exercise price of $1.09 which expire July 25, 1999. 845,000 of these warrants were issued to employees and directors of the Company.

In fiscal 1997, the Company entered into an agreement with a consultant to demonstrate and promote the PrimeCare Patient Management System. The consultant shall receive 60,000 warrants to acquire 60,000 shares of the Company's common stock at an exercise price of $1.00 which expire July 1, 2000. 25,000 of these warrants were issued in fiscal 1997 and 5,000 warrants shall be issued on the 1st day of October, January, April and July while this agreement is in effect.

In fiscal 1997, the Company issued warrants to acquire 475,000 shares of the Company's common stock at an exercise price of $1.00 which expire in January 2000. 350,000 of these warrants were issued to officers and directors of the Company.

In fiscal 1997, for services rendered in accord with the terms of a consulting agreement, warrants were issued to purchase a total of 120,000 shares of the Company's common stock at exercise prices ranging between $0.84 and $1.69 with the exercise of said warrants expiring between July 1, 1999 and June 1, 2000. The Company reflected a total expense of $24,000 for the year ended June 30, 1997.

In fiscal 1997, the Company issued warrants to acquire 25,000 shares of the Company's common stock to consultants an exercise price of $1.00 with various dates of expiration through October 2001.

In fiscal 1997, warrants were exercised to purchase 285,000 shares of the Company's common stock for $130,000.

In fiscal 1997, warrants were exercised to purchase 390,000 shares of the Company's common stock for $177,750 consisting of cash of $95,750 and demand notes of $82,000 (see Note 4 Notes Receivable).

--------------------------------------

In fiscal 1997, warrants were exercised to purchase 230,000 shares of the Company's common stock for $103,500 consisting of cash of $13,000 and a demand note of $90,500 (see Note 4 Notes Receivable).


NOTE 7.  COMMITMENTS
--------------------

A)     Consulting Agreement
---------------------------
In September 1995, PSI entered into a consulting agreement with a major health care provider (the "Consultant") to provide advice for changes necessary to assure the medical content of the PrimeCare Patient Management System is current and accurate and meets the criteria of currently accepted clinical practice. The Consultant will also be furnishing and/or updating physician and patient educational materials, additional diagnostic and follow-up programs and algorithms, appropriate practice guidelines and suggesting changes and/or additions to diagnostic and follow-up programs. PSI has agreed that the compensation of the Consultant will be 15% of the gross revenues actually received and collected by PSI from users of the PrimeCare Patient Management System. The Company paid $-0- and $2,000 under this agreement for the years ended June 30, 1997 and 1996, respectively.

B)     Royalty Agreement
------------------------
Pursuant to the terms of a research and development agreement with a partnership, the Company is obligated to pay royalties at the rate of 7-1/2 percent of sales of the ambulatory heart monitoring unit through 2002. As additional compensation, the Company pays royalties of 3 percent of CIG sales until the partnership receives $2,750,000 and thereafter 1 percent of CIG sales until the partnership receives an additional $2,750,000. There were no payments made under this agreement in the years ended June 30, 1997 and 1996.

C)    Employment Agreements
---------------------------
 (i)  In 1992, Mooney Edwards entered into employment agreements with two
      (2) officers for a five (5) year period which provides for compensation to each officer in an amount equal to, but not to exceed, forty-five (45%) of Mooney Edwards' Net Operating Income, as defined, and the issuance of 50,000 shares of the Company's common stock. This agreement has expired and the parties are negotiating a new agreement.

 (ii) In 1994, PSI entered into employment contract with an officer for a sixty (60) month period expiring May 1999. Future minimum salaries are as follows:

                           June 30,
                           --------
                             1998                    $65,000
                             1999                    $57,400

-----------------------------

D)     Rental Agreement
-----------------------

PSI has a non-cancelable operating lease for its offices which expires in July 1999. Future minimum lease payments under this lease are as follows:

                     June 30,
                     --------
                       1998                    $24,993
                       1999                    $24,993
                       2000                    $ 2,083

Rent expense for the years ended June 30, 1997 and 1996 was $42,708 and $36,480, respectively.

NOTE 8.  INCOME TAXES
---------------------

At June 30, 1997, the Company had a net operating loss carryforward of approximately $11,500,000 which will expire at various dates from 1998 through 2012 subject to certain limitations. The net operating loss carryforward is offset by a 100% valuation allowance due to the uncertainty as to its realization.

The Company has entered into numerous equity transactions which may significantly limit the utilization of these operating losses, pursuant to Internal Revenue Code Section 382. The Company has not performed a study to determine the effects of Section 382, and accordingly is unable to determine the annual limitations which may be imposed pursuant to Section 382.


NOTE 9.  RELATED PARTY TRANSACTIONS
-----------------------------------

A) The Company's officers served without cash compensation for the years ended June 30, 1997 and 1996.

B) OCG utilized the physical facilities of a related party at no charge to the Company in fiscal 1997 and 1996.

C) The Company received loans of $50,000 during the fiscal 1996 from a related party which were non-interest bearing and due on demand. As of June 30, 1996 all of these loans were paid.

D) Mooney Edwards leases its office space on a month to month basis, from a partnership in which the officers of Mooney Edwards have an ownership interest. Rent expense under this lease for the years ended June 30, 1997 and 1996 was $17,853 and $17,725, respectively.


NOTE 10. FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------
The carrying value of financial instruments classified as current assets or liabilities approximated fair value at June 30, 1997 due to the short-term maturity of these instruments.