Form 10QSB
period 1997-09-30
OCG TECHNOLOGY INC
filed 1997-11-13
CIK 73779

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          For the quarterly period ended September 30, 1997
                                                         ------------------
    [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                          For the transition period from _______ to________

                          Commission file number          0-5186
                                                ---------------------------


                            OCG TECHNOLOGY, INC.
      ---------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)





           DELAWARE                                  13-2643655
-------------------------------            --------------------------------
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


   -------------------------------------------------------------------------
  (Former name, address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. [X] Yes   [ ] No


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           Class                       Shares Outstanding at November 10, 1997
----------------------------           ---------------------------------------
Common Stock ($.01 par value)                     24,516,759 Shares

                  OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                                 INDEX


PART I. - FINANCIAL  INFORMATION                             PAGE NUMBER
--------------------------------                             -----------

Consolidated Condensed Balance Sheets
September 30, 1997 and June 30, 1997                              1

Consolidated Condensed Statements of Loss for the
Three  Months Ended September 30, 1997 and 1996                   2

Consolidated Condensed Statements of Cash Flow for
the Three Months Ended September 30, 1997 and 1996                3

Notes to Consolidated Condensed Financial Statements              4

Management's Discussion and Analysis of
Financial Condition and Results of Operations                     5


PART II - OTHER INFORMATION
---------------------------

Item 6.   Exhibits and Reports on Form 8-K                        7



                    OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS

                                                            SEPTEMBER 30,1997       JUNE 30, 1997
                                                               (UNAUDITED)             (AUDITED)
ASSETS
Current Assets:
     Cash                                                      $     88,279        $     167,996
     Receivables, trade                                              78,262               87,963
     Demand notes due from officers/directors/affiliates             15,000              123,500
     Other current assets                                            12,320                8,825
                                                                -----------          -----------
               Total current assets                                 193,861              388,284
                                                                -----------          -----------
Property and equipment, net of accumulated depreciation
  of            $379,472          $353,122                          171,524              194,835

Proprietary technology, net of accumulated amortization
  of          $2,039,588        $1,879,863                        1,154,922            1,314,647

Other assets                                                        116,786              117,139
                                                                -----------          -----------
     Total assets                                               $ 1,637,093         $  2,014,905
                                                                ===========         ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                      $   108,621         $    166,944
     Note Payable - related party                                    11,344               11,344
     Due to Officer (non-interest bearing)                           15,121               15,121
                                                                -----------         ------------
          Total current liabilities                                 135,086              193,409
                                                                -----------         ------------

Shareholders' equity: (Note 4)
     Preferred stock $.10 par value, Series E                        10,000               10,000
     Common stock $.01 par value                                    245,167              245,152
     Additional paid-in capital                                  21,528,635           21,521,150
     Deficit                                                    (20,190,295)         (19,863,306)
     Subscription receivable                                        (29,000)             (29,000)
                                                                -----------          -----------
                                                                  1,564,507            1,883,996

     Less treasury stock, at cost                                   (62,500)            (62,500)
                                                                -----------          -----------
          Total shareholders' equity                              1,502,007            1,821,496
                                                                -----------          -----------
Total liabilities and shareholders' equity:                     $ 1,637,093          $ 2,014,905
                                                                ===========          ===========

  See accompanying notes to consolidated condensed financial statements



                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                       THREE MONTHS ENDED SEPTEMBER 30,

                                            1997                 1996
                                          --------             --------
     Revenue:
          Sales                         $   208,599          $   166,528
                                         ----------           ----------

     Costs and expenses:
          Cost of sales                      64,495               66,930

          Marketing, general and
               administrative               471,350              441,065

          Interest - net                       (257)                -
                                         ----------           ----------
     Total Expenses                         535,588              507,995
                                         ----------           ----------
     Net Income (Loss)                  $  (326,989)         $  (341,467)
                                         ==========           ==========

     Weighted average number of
          shares outstanding
          during period                  24,516,759           23,151,559
                                         ==========           ==========


     Loss per Common Share              $     (0.01)         $     (0.01)
                                         ==========           ==========

   See accompanying notes to consolidated condensed financial statements





                         OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                               STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)

                                                                         THREE MONTHS ENDED SEPTEMBER 30,

                                                                            1997                  1996
                                                                          ----------           ----------
Cash flows from operating activities:
     Net income (loss)                                                    $(326,989)           $(341,467)
     Adjustments to reconcile net income (loss)                           ----------           ----------
               to net cash used in operating activities:
          Depreciation and amortization                                     186,428              184,397
          Issuance of stock and warrants for services                         7,500                    0
          Amortization of unearned compensation                                   0                3,439

     Changes in assets and liabilities
          (Increase) decrease in receivables                                  9,701                6,631
          (Increase) decrease in demand notes                               108,500                    0
          (Increase) decrease in other current assets                        (3,495)               2,050
          (Increase) decrease in property and equipment                      (3,039)             (24,027)
          (Increase) decrease in Proprietary Technology                           0                    0
          (Increase) decrease in other assets                                     0               (1,480)
          (Decrease) in accounts payable
               and accrued expenses                                         (58,323)             (47,010)
                                                                          ----------           ----------
               Total adjustments                                            247,272              124,000
                                                                          ----------           ----------
               Net cash used in operating activities                        (79,717)            (217,467)
                                                                          ----------           ----------

Cash flows from financing activities:

     Proceeds from issuance of common stock                                       0               70,000
                                                                          ----------           ----------
               Net cash changes from financing activities                         0               70,000
                                                                          ----------           ----------
Net increase (decrease) in cash                                             (79,717)            (147,467)

Cash, beginning of period                                                   167,996              318,088
                                                                          ----------           ----------
Cash, end of period                                                       $  88,279            $ 170,621
                                                                          ==========           ==========

See accompanying notes to consolidated condensed financial statements

                    OCG TECHNOLOGY, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                (UNAUDITED)

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1997 and the results of operations for the three months ended September 30, 1997 and 1996 and the statements of cash flows for the three months ended September 30, 1997 and 1996. The June 30, 1997 balance sheet has been derived from the Company's audited financial statements.

     The results of operations for the three months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB.

     The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. Because of significant operating losses, the Company's ability to continue as a going concern is dependent upon its ability to obtain sufficient additional financing and, ultimately, upon future profitable operations. The financial statements do not include any adjustments relating to the recover-ability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

2. Earnings per share is computed using the weighted average number of shares outstanding during the periods. The effect of warrants outstanding would be anti-dilutive.

3. Unearned compensation decreased as a result of amortizing the cost arising from the issuance of shares of the Company's common stock for services.

4.     Capital Changes:

     During the three months ended September 30, 1997, for services rendered in accord with the terms of a consulting agreement, warrants were issued to purchase a total of 30,000 shares of the Company's common stock at exercise prices ranging between $0.59 to $0.77 per share with exercise dates of said warrants expiring between July 1 to September 1, 2000. The Company reflected a total expense of $6,000 for the three month period ending September 30, 1997.

     During the three months ended September 30, 1997, pursuant to the terms of an agreement for public relations services to be rendered to the Company, the Company issued 1,500 shares of its common stock for services rendered to date. The Company reflected an expense of $1,500 in its Statement of Operations for the three months ended September 30, 1997.

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          A SUMMARY OF INCREASES (DECREASES) IN THE ITEMS INCLUDED IN
              THE CONSOLIDATED STATEMENTS OF LOSS IS SHOWN BELOW:

                           Results of Operations
                           ---------------------

Total revenues increased $42,071 for the three months ended September 30, 1997 as compared to the same periods for 1996 primarily as a result of an increase in revenues of Mooney-Edwards Enterprises, Inc. ("MIS"), a subsidiary of the Company. Cost of sales decreased by $2,435 for the three months ended September 30, 1997 as compared to the same period for 1996. The sales of OCG Technology, Inc. ("OCGT"), Prime Care Systems, Inc. ("PSI") and MIS were $0, $1,884 and $206,715 respectively, for the three months ended September 30, 1997.

Marketing, general and administrative expenses increased $30,285 for the three months ended September 30, 1997 as compared to the same period for 1996. OCGT's expense increased in the three months ended September 30, 1997, due to increased NASDAQ fees and the cost of warrants issued for services. MIS's expenses increased due to the increased sales activity in the three months ended September 30, 1997 as compared to the same period in 1996.

Liquidity and Capital Resources
-------------------------------
At September 30, 1997 the Company had a current ratio of 1.43 to 1 compared to
1.29 to 1 as of September 30, 1996. Although the net loss from operations for the three months ended September 30, 1997 was $326,989 most of the loss resulted from non-cash charges of $193,928, which accounted for 59% of the total loss from operations. The Company has experienced recurring losses from operations and has been unable to provide sufficient working capital from operations and has relied significantly on the sale of equity interests in the Company, and the exercise of warrants and loans from shareholders to fund its operations. The Company's auditors have included an explanatory paragraph regarding the ability of the Company to continue as a "going concern".

Cash on hand and accounts receivable were $186,541 at September 30, 1997. The Company also has $44,000 of demand notes due from officers and directors related to their exercise of warrants. In addition, the Company has Cardiointegraph equipment, in the final stages of manufacture, which will be available to lease on a fee for service basis. In the past, the Company's principal means of overcoming its cash shortfalls from operations was from the sale of the Company's common stock. During the three months ended September 30, 1997, the Company has not raised any money through the sale of equity interests and the exercise of warrants. However, the Company believes it will provide additional working capital through the sale of equity interests in the Company and through the exercise of warrants. Although, in the past, the Company has been able to provide working capital through the sale of equity interests in the Company and through the exercise of warrants, there can be no assurances that the Company will succeed in its efforts.

As of May 16, 1994, PrimeCare Systems, Inc. ("PSI") was acquired by the Company. PSI owns all right, title and interest in the PrimeCare(TM) Patient Management System (the "PrimeCare(TM) System"), which is protected by copyrights. The PrimeCare(TM) System comprises a patient-centered integrated medical interview, encounter documentation, patient education and physician reference materials, and chart creation system which, in turn, provides an uncomplicated, standardized mechanism for collecting and documenting all relevant clinical encounter data at minimal cost and time. The PrimeCare(TM) System also provides a data base and means for clinical and outcomes research as well as a means for utilization review and quality assurance audits. The Company has completed development of the Windows 95/NT version the PrimeCare(TM) System and has also completed an interface which enables the PrimeCare(TM) System to communicate with other systems used in medical facilities. This provides a method for these systems to transfer information to the System, such as patient demographics and appointment scheduling. The Company intends to continue to expand the interface capabilities to enable the PrimeCare(TM) System to transfer information (such as billing information including E&M codes, ICD-9 codes and CPT codes) to these other systems. The Company has ceased supporting its DOS version of the PrimeCare(TM) System. The medical content of the System is also continually updated. On September 15, 1995, the Company entered into an agreement with the Mount Sinai School of Medicine ("MSSM") which provides for the MSSM to assume the task of updating and enhancing the medical content of the System.

The Company markets the PrimeCare(TM) System as a service, on a pay for use basis, with a charge of $1.50 per patient visit. This marketing method eliminates a significant financial commitment to purchase the software, plus monthly maintenance charges for updates, and ties the cost directly to use. The financial benefits derived by the physician from use of the PrimeCare(TM) System exceed $1.50 cost per patient visit. The Company has enhanced its software to enable the System to interface with any compatible medical billing software. According to the American Medical Association, there are over 650,000 physicians in the U.S., creating a very large potential market for the System. The Company estimates that as many as 250,000 of these physicians could use the System routinely. It is estimated that the average number of patient visits per month for a primary care physician is between 500 and 600. Assuming 500 patient visits per month at $1.50 per visit, each 100 physicians using the System could generate revenues of $75,000 per month for the Company. However, no assurances can be given that a significant number of physicians will contract for and use the PrimeCare(TM) System.

The Company has commenced marketing the Windows 95/NT version of the PrimeCare(TM) System. The Company currently has arrangements with a number of dealers to sell the PrimeCare(TM) System and continues to enlarge this network of independent dealers. A program has been commenced to recruit distributors who currently sell, install, and service medical office and billing systems to medical facilities, to market the PrimeCare(TM) System. MIS is the first of such dealers to be recruited and has licensed and installed the Windows 95/NT version of the PrimeCare(TM) System in medical facilities on a pay per use basis. However, no assurances can be given that the company will be able to recruit a significant number of distributors who currently sell, install, and service medical office and billing systems to medical facilities.


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

The Company believes that it could provide sufficient working capital from operations through marketing the Window 95/NT version of the PrimeCare(TM) System and expanding the operations of MIS.

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

DATED: November 13, 1997