Form 10QSB
period 1997-12-31
OCG TECHNOLOGY INC
filed 1998-02-12
CIK 73779

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          For the quarterly period ended December 31, 1997
                                                         ------------------
    [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           Class                       Shares Outstanding at February 11, 1998
----------------------------           ---------------------------------------
Common Stock ($.01 par value)                     26,643,259 Shares

                  OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                                 INDEX


PART I. - FINANCIAL  INFORMATION                             PAGE NUMBER
--------------------------------                             -----------

Consolidated Condensed Balance Sheets
December 31, 1997 and June 30, 1997                              1

Consolidated Condensed Statements of Loss for the
Three Months and Six Months Ended December 31, 1997 and 1996     2

Consolidated Condensed Statements of Cash Flow for
the Three Months Ended December 31, 1997 and 1996                3

Notes to Consolidated Condensed Financial Statements             4

Management's Discussion and Analysis of
Financial Condition and Results of Operations                    5


PART II - OTHER INFORMATION
---------------------------

Item 6.   Exhibits and Reports on Form 8-K                        7


                    OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS

                                                  DECEMBER 31, 1997      JUNE 30, 1997
                                                     (UNAUDITED)           (AUDITED)
                                                  -----------------  -----------------
Current Assets:
     Cash                                          $   810,660       $   167,996
     Receivables, trade                                 78,675            87,963
     Demand notes receivable                           148,750           123,500
     Other current assets                                4,513             8,825
                                                   -----------       -----------
              Total current assets                   1,042,598           388,284

Property and equipment,
     net of accumulated depreciation of
         $405,968          $353,122                    147,942           194,835

Proprietary technology, net of
       accumulated amortization of
      ($2,199,313)      ($1,879,863)                 1,054,971         1,314,647

Other assets                                           252,143           117,139
                                                   -----------       -----------
     Total assets                                  $ 2,497,653       $ 2,014,905
                                                   ===========       ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses             $93,108          $166,944
     Note Payable - related party                       11,344            11,344
     Due to Officer (non-interest bearing)              15,121            15,121
                                                   -----------       -----------
          Total current liabilities                    119,573           193,409
                                                   -----------       -----------

Shareholders' equity: (Note 4)
     Preferred stock $.10 par value, Series E           10,000            10,000
     Common stock $.01 par value                       278,559           245,152
     Additional paid-in capital                     22,870,021        21,521,150
     Deficit                                       (20,477,499)      (19,863,306)
     Subscription receivable                          (240,500)          (29,000)
                                                   -----------       -----------
                                                     2,440,580         1,883,996

     Less treasury stock, at cost                      (62,500)          (62,500)
                                                   -----------       -----------
          Total shareholders' equity                 2,378,080         1,821,496
                                                   -----------       -----------
Total liabilities and shareholders' equity         $ 2,497,653       $ 2,014,905
                                                   ===========       ===========


     See accompanying notes to consolidated condensed financial statements

                                        1

                    OCG TECHNOLOGY, INC. AND SUBSIDIARIES
        						CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                         						(UNAUDITED)

                      					        THREE MONTHS                 SIX MONTHS
                                ENDED DECEMBER 31,			       ENDED DECEMBER 31,

                          				  1997     		  1996 	        1997          1996

Revenue:
	Sales				                   $  193,075  $  226,915    $  401,674 	 $  393,443
                             ----------  ----------    ----------   ----------

Costs and expenses:
	Cost of sales				               58,646		    94,560		     123,141 		   161,490

	Marketing, general and
		administrative			             421,446     382,496		     892,796 	    823,561

	Interest - net				                 187		      -		            (70)		      -
                             ----------  ----------    ----------   ----------
Total Expenses					             480,279     477,056 		  1,015,867      985,051
                             ----------  ----------    ----------   ----------
Net Income (Loss)					        ($287,204)	 ($250,141)    ($614,193)		 ($591,608)
                             ==========  ==========    ==========   ==========

Weighted average number of
	shares outstanding
	during period				           25,154,389	 21,694,476 	  24,834,832   21,694,476
                             ==========  ==========    ==========   ==========


Loss per	Common Share				        ($0.01)     ($0.01)		     ($0.02)      ($0.03)
                             ==========  ==========    ==========   ==========





	See accompanying notes to consolidated condensed financial statements



                   					OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                         					STATEMENTS OF CASH FLOWS
                             					(UNAUDITED)

                                       										SIX MONTHS ENDED DECEMBER 31,

                                                    			   1997		       1996
Cash flows from operating activities:                -----------   -----------
	Net income (loss)									                          $ (614,193)   $ (591,608)
	Adjustments to reconcile net income (loss)          -----------   -----------
			to net cash used in operating activities:
		Depreciation and amortization								                 372,998		     370,167
		Issuance of stock and warrants for services								    47,800		      16,000
		Amortization of unearned compensation								               0		       6,876
  Amortization of Black Scholes valuation                 4,075             0

	Changes in assets and liabilities
		(Increase) decrease in receivables								              9,288		     (25,812)
		(Increase) decrease in demand notes								           (25,250		           0
		(Increase) decrease in other current assets								     4,312		       2,050
		(Increase) decrease in property and equipment								  (5,953)		    (80,114)
		(Increase) decrease in Proprietary Technology								 (59,770)	 	  (108,702)
		(Increase) decrease in other assets less
             Black Scholes value								                (34,207)		     (1,481)
		(Decrease) in accounts payable and
             accrued expenses							                    (73,836)		     (5,497)
                                                     -----------   -----------
			Total adjustments							                             239,457	      173,487
                                                     -----------   -----------
			Net cash used in operating activities							        (374,736)		   (418,121)
                                                     -----------   -----------
Cash flows from financing activities:

	Increase (decrease) in due to shareholders									          0        22,000
	(Increase) decrease in subscription receivable								(211,500)            0
	Proceeds from issuance of common stock									      1,228,900	  	   494,455
                                                     -----------   -----------
			Net cash changes from financing activities         1,017,400 		    516,455
                                                     -----------   -----------
Net increase (decrease) in cash										               642,664		      98,334

Cash, beginning of period										                     167,996    	  318,088
                                                     -----------   -----------
Cash, end of period										                        $  810,660 	  $  416,422
                                                     ===========   ===========


	See accompanying notes to consolidated condensed financial statements


                  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 1997 and the results of operations for the three and six months ended December 31, 1997 and 1996 and the statements of cash flows for the six months ended December 31, 1997 and 1996. The June 30, 1997 balance sheet has been derived from the Company's audited financial statements.

     The results of operations for the six months ended December 31, 1997 are not necessarily indicative of the results to be expected for the full year.

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

4. Other assets increased due primarily to the value assigned under a Black Scholes calculation to warrants issued for marketing and corporate services to be rendered. This value will be amortized over the life of the services rendered.

5.     Capital Changes:

       During the six months ended December 31, 1997, for services rendered in accord with the terms of a consulting agreement, warrants were issued to purchase a total of 60,000 shares of the Company's common stock at exercise prices ranging between $0.49 to $0.77 per share with exercise dates of said warrants expiring between July 1 to December 1, 2000. The Company reflected a total expense of $6,000 for the three month periods ended September 30, 1997 and December 31, 1997.

     During the three month periods ended September 30,1997 and December 31, 1997, pursuant to the terms of an agreement for public relations services to be rendered to the Company, the Company issued in each period 1,500 shares of its common stock for services rendered to date. The Company reflected an expense of $1,500 in its Statement of Operations for each three month period.
     During the six months ended December 31, 1997, for services rendered in accord with the terms of a consulting agreement, the Company issued 10,000 warrants to acquire 10,000 shares of the Company's common stock at an exercise price of $1.00 per share which expire October 31, 2001. On the date of issue the quoted market price of the Company's common stock was less than the per share exercise price of the warrants. These warrants have been valued under a Black Scholes calculation.

     During the three months ended December 31, 1997 warrants were exercised to purchase 1,225,000 shares of the Company's common stock for $389,250 in demand notes and the shares were issued. The demand notes were issued by several individuals including four Officers /Directors to the Company, are collateralized by common stock of the Company owned by these individuals and bear interest at the prime rate. Subsequent to December 31, 1997 demand notes totalling $148,750 were paid.

During the three months ended December 31, 1997 the Company issued 50,000 shares of the Company's common stock for marketing services rendered and to be rendered. The Company recorded a prepaid asset for $32,800 (based on the market price at date of issue) which will be amortized over the term of the estimated service benefit.

On December 26, 1997 , 850,000 shares of the Company's common stock were sold for $297,500 ($0.35 per share) in a private placement, which was exempt from registration under Section 4(6) of the Securities Act of 1933, to individuals, all of whom were "accredited investors".

During the three months ended December 31, 1997 the Company's Board of Directors approved the issuance of 447,000 warrants to acquire 447,000 shares of the Company's common stock at an exercise price of $0.75 which expire October 24, 1999. These warrants were issued to employees of the Company. On the date of issue the quoted market price of the Company's common stock was less than the per share exercise price of the warrants.

During the three months ended December 31,1997, pursuant to the terms of two agreements with financial planning and public relations consultants, the Company issued 350,000 warrants to acquire 100,000 shares and 250,000 shares of the Company's common stock at an exercise price of $0.90 and $0.70, respectively which expire November 1, 1999 and December 15, 1999, respectively. On the date of issue the quoted market price of the Company's common stock was less than the per share exercise price of the warrants. These warrants have been valued under a Black Scholes calculation.

During the three months ended December 31, 1997 the Company issued 220,000 warrants to acquire 220,000 shares of the Company's common stock at an exercise price of $0.72 which expire November 1, 2000. These warrants were issued to an Officer at the time of his employment. On the date of issue the quoted market price of the Company's common stock was less than the per share exercise price of the warrants.

6.   Material Subsequent Event

     On February 11, 1998, 1,212,715 shares of the Company's common stock were sold for $542,150 ($0.45 per share) pursuant to a private placement, which was exempt from registration under Section 4(6) of the Securities Act of 1933, to individuals, all of whom were "accredited investors". Due to the impact of this transaction on the Company's financial position, this transaction was deemed to be material and accordingly the sale of 1,212,715 shares for $542,150 has been reflected retroactively in the December 31, 1997 financial statements in cash and stockholders' equity. The total private placement is for 2,500,000 shares. The Company intends to complete the private placement which could generate additional equity in the amount of $582,850.

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           A SUMMARY OF INCREASES (DECREASES) IN THE ITEMS INCLUDED IN
               THE CONSOLIDATED STATEMENTS OF LOSS IS SHOWN BELOW:


                            Results of Operations
                            ---------------------

Total revenues decreased $33,840 and increased $8,231 for the three and six months ended December 31, 1997 as compared to the same periods for 1996 primarily as a result of changes in revenues of Mooney-Edwards Enterprises, Inc. ("MIS"), a subsidiary of the Company. Cost of sales decreased by $35,914 and $38,349 for the three and six months ended December 31, 1997 as compared to the same periods for 1996. The sales of OCG Technology, Inc. ("OCGT"), Prime Care Systems, Inc. ("PSI") and MIS were $0, $10,150 and $391,036 respectively, for the six months ended December 31, 1997.

Marketing, general and administrative expenses increased $43,167 and $74,048 for the three and six months ended December 31, 1997 as compared to the same periods for 1996. OCGT's expense increased in the three and six months ended December 31, 1997, due to increased corporate and professional fees, as compared to the same periods in 1996. PSI expenses increased due to increased salaries and amortization of capitalized costs of the Windows version of the PrimeCare Patient Management System in the three and six months ended December 31, 1997 as compared to the same periods in 1996.

Liquidity and Capital Resources
-------------------------------
At December 31, 1997 the Company had a current ratio of 8.72 to 1 compared to
2.07 to 1 as of December 31, 1996. Although the net loss from operations for the six months ended December 31, 1997 was $614,910 most of the loss resulted from non-cash charges of $425,792, which accounted for 69% of the total loss from operations. The Company has experienced recurring losses from operations and has been unable to provide sufficient working capital from operations and has relied significantly on the sale of equity interests in the Company, and the exercise of warrants and loans from shareholders to fund its operations. The Company's auditors have included an explanatory paragraph regarding the ability of the Company to continue as a "going concern".

Cash on hand and accounts receivable were $889,335 at December 31, 1997. The Company also has $389,250 of demand notes due principally from officers and directors related to their exercise of warrants; $148,750 of these notes were paid in cash to the Company subsequent to December 31, 1997. In addition, the Company has Cardiointegraph equipment, in the final stages of manufacture, which will be available to lease on a fee for service basis. In the past, the Company's principal means of overcoming its cash shortfalls from operations was from the sale of the Company's common stock. During the six months ended December 31, 1997, the Company raised $1,228,900 (inclusive of the February 11,1998 sale - see Notes to the Consolidated Financial Statements - Material Subsequent Event) through the sale of equity interests and the exercise of warrants. Of this amount, $389,250 was from the exercise of warrants and $839,650 was from the sale of stock (equity interests). The Company intends to complete the current private placement and raise an additional $582,850 through the sale of stock which will provide additional working capital. Although, in the past, the Company has been able to provide working capital through the sale of equity interests in the Company and through the exercise of warrants, there can be no assurances that the Company will succeed in its efforts.

As of May 16, 1994, PrimeCare Systems, Inc. ("PSI") was acquired by the Company. PSI owns all right, title and interest in the PrimeCare(TM) Patient Management System (the "PrimeCare(TM) System"), which is protected by copyrights. The PrimeCare(TM) System comprises a patient-centered integrated medical interview, encounter documentation, patient education and physician reference materials, and chart creation system which, in turn, provides an uncomplicated, standardized mechanism for collecting and documenting all relevant clinical encounter data at minimal cost and time. The PrimeCare(TM) System also provides a data base and means for clinical and outcomes research as well as a means for utilization review and quality assurance audits. The Company has completed development of the Windows 95/NT version the PrimeCare(TM) System and has also completed an interface which enables the PrimeCare(TM) System to communicate with other systems used in medical facilities. This provides a method for these systems to transfer information to the System, such as patient demographics and appointment scheduling. The Company has completed the interface capabilities to enable the PrimeCare(TM) System to transfer information (such as billing information including E&M codes, ICD-9 codes and CPT codes) to these other systems. The Company is in the process of developing a means to determine the proper E&M Coding. The Company has ceased supporting its DOS version of the PrimeCare(TM) System. The medical content of the System is also continually updated. On September 15, 1995, the Company entered into an agreement with the Mount Sinai School of Medicine ("MSSM") which provides for the MSSM to assume the task of updating and enhancing the medical content of the System.

The Company markets the PrimeCare(TM) System as a service, on a pay for use basis, with a charge of $2.00 per patient visit. This charge per patient visitt has been increased from $1.50. This marketing method eliminates a significant financial commitment to purchase the software, plus monthly maintenance charges for updates, and ties the cost directly to use. The financial benefits derived by the physician from use of the PrimeCare(TM) System exceed $2.00 cost per patient visit. The Company has enhanced its software to enable the System to interface with any compatible medical billing software. According to the American Medical Association, there are over 650,000 physicians in the U.S., creating a very large potential market for the System. The Company estimates that as many as 250,000 of these physicians could use the System routinely. It is estimated that the average number of patient visits per month for a primary care physician is between 500 and 600. Assuming 500 patient visits per month at $2.00 per visit, each 100 physicians using the System could generate revenues of $100,000 per month for the Company. However, no assurances can be given that a significant number of physicians will contract for and use the PrimeCare(TM) System.

The Company has commenced marketing the Windows 95/NT version of the PrimeCare(TM) System.
The marketing of the PrimeCare(TM) System was initiated in the northwest Florida area through Medical Information Systems ("MIS"). Installations were limited to two sites to enable both PSI and MIS to review and evaluate the procedures established for installation and training. This initial commercial marketing of the PrimeCare(TM) System has been very successful. In the first medical practice in which the PrimeCare(TM) System was installed efficiency radically improved. The number of patients seen during normal office hours increased two patients per hour through use of the PrimeCare(TM) System . At the same time, the documentation of the patient record and the quality of care greatly improved. This was substantiated during a periodic review of the medical records of this medical practice, conducted by a large nationally known managed health care plan (the "Plan"), an insurance carrier with whom the physician has contracted. The Plan's reviewer evaluated the medical records maintained by this medical practice and gave a score of 100, based on a scale of 0 to 100. The reviewer's comments stated: "There has been a recent improved documentation product called PrimeCare that will greatly improve the quality of care and continuity of care for the patients." A copy of this report is attached hereto and marked Exhibit 2.

Marketing and sales plans have now been completed regarding a full product roll-out. The marketing of the PrimeCare(TM) System will be done primarily through the following business models:

          (a)  direct sales to large at-risk healthcare entities
          (b)   recruitment of value added resellers and authorized dealers
          (c)   private labeling opportunities

Several value added resellers, who currently sell, install, and service medical office and billing systems to medical facilities, market the PrimeCare(TM) System. Additional staff has been hired in these business areas.

     In addition, the PrimeCare(TM) System will shortly be introduced into several additional venues for evaluation purposes. These prestigious sites have been chosen due to:

          (a) a high managed care component of the patient mix
          (b) high Medicare/Medicaid service area
          (c) good cross section of multi-speciality medical professionals.

     OCG will be meeting with the following company profiles during the ensuing months to begin discussions relating to alliance/partnering opportunities:

          (a) data communication and networking companies
          (b) physician practice management system vendors
          (c) physician clinical patient record system vendors
          (d) database management companies

However, no assurances can be given that the Company's marketing plan will succeed.

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

The Company believes that marketing the CIG technology as a service, with a minimal fee charged to the physician per CIG generated, may free the physician from the general reluctance of physicians to purchase medical diagnostic equipme nt not reimbursed by Medicare.

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

DATED: February 12, 1998