Form 10QSB
period 1998-03-31
OCG TECHNOLOGY INC
filed 1998-05-14
CIK 73779

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-QSB

(Mark One)
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                              For the quarterly period ended March 31, 1998
                                                             --------------


    [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                     For the transition period from __________ to___________

                                   Commission file number             0-5186
                                                         -------------------

                                OCG TECHNOLOGY, INC.
          -----------------------------------------------------------------
          (Exact name of small business issuer as specified in its charter)





            DELAWARE                                   13-2643655
--------------------------------            ---------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

                 450 West 31st Street, New York, New York 10001
                 ----------------------------------------------
                    (Address of principal executive offices)


                                 (212) 967-3079
                           ---------------------------
                           (Issuer's telephone number)


  --------------------------------------------------------------------------
  (Former name, address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Class                           Shares Outstanding at May 11 , 1998
-----------------------------             -----------------------------------
Common Stock ($.01 par value)                       29,833,724 Shares

                     OCG TECHNOLOGY, INC. AND SUBSIDIARIES


                                      INDEX






PART I. - FINANCIAL  INFORMATION                                 PAGE NUMBER

Consolidated Condensed Balance Sheets
March 31, 1998 and June 30, 1997                                      1

Consolidated Condensed Statements of Loss for the
Three and Nine Months Ended March 31, 1998 and 1997                   2

Consolidated Condensed Statements of Cash Flow for
the Nine Months Ended March 31, 1998 and 1997                         3

Notes to Consolidated Condensed Financial Statements                  4

Management's Discussion and Analysis of
Financial Condition and Results of Operations                         7


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                           11

                    OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS

                                                  March 31, 1998     JUNE 30, 1997
                                                    (UNAUDITED)          (AUDITED)
ASSETS
Current Assets:
     Cash                                         $    716,261      $    167,996
     Receivables, trade                                 44,643            87,963
     Demand notes receivable                                 0           123,500
     Other current assets                                4,014             8,825
                                                   -----------      ------------
              Total current assets                     764,918           388,284

Property and equipment, net of accumulated
     depreciation of  $432,576     $353,122            136,492           194,835

Proprietary technology, net of accumulated
     amortization of ($2,362,026) ($1,879,863)         933,579         1,314,647

Other assets                                           359,487           117,139
                                                  ------------      ------------
     Total assets                                 $  2,194,476      $  2,014,905
                                                  ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses        $     96,950      $    166,944
     Note Payable - related party                       11,344            11,344
     Due to Officer (non-interest bearing)              15,121            15,121
                                                  ------------      ------------
          Total current liabilities                    123,415           193,409
                                                  ------------      ------------

Shareholders' equity: (Note 4)
     Preferred stock $.10 par value, Series E           10,000            10,000
     Common stock $.01 par value                       279,127           245,152
     Additional paid-in capital                     23,089,328        21,521,150
     Deficit                                       (21,010,394)      (19,863,306)
     Subscription receivable                          (234,500)          (29,000)
                                                  ------------      ------------
                                                     2,133,561         1,883,996

     Less treasury stock, at cost                      (62,500)          (62,500)
                                                  ------------      ------------
          Total shareholders' equity                 2,071,061         1,821,496
                                                  ------------      ------------
Total liabilities and shareholders' equity        $  2,194,476      $  2,014,905
                                                  ============      ============

     See accompanying notes to consolidated condensed financial statements

                              OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                         THREE MONTHS ENDED MARCH  31,               NINE MONTHS ENDED MARCH 31,

                              1998            1997                      1998          1997

Revenue:
     Sales                    $  207,328     $  245,760          $    609,002     $  639,203
                              ----------     ----------          ------------     ----------

Costs and expenses:
     Cost of sales               114,413         78,873               237,554        240,363

     Marketing, general and
          administrative         629,028        392,830             1,521,824      1,216,391

     Interest - net               (3,219)          -                   (3,289)          -
                              ----------     ----------          ------------     ----------
Total Expenses                   740,222        471,703             1,756,089      1,456,754
                              ----------     ----------          ------------     ----------
Net Income (Loss)              ($532,895)     ($225,943)          ($1,147,088)     ($817,551)
                              ==========     ==========          ============     ==========

Weighted average number of
     shares outstanding
     during period            27,171,620     24,256,759            25,602,390     23,543,898
                              ==========     ==========          ============     ==========


Loss per Common Share             ($0.02)        ($0.01)               ($0.04)        ($0.03)
                              ==========     ==========          ============     ==========



     See accompanying notes to consolidated condensed financial statements


                    OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                           STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                                 NINE MONTHS ENDED MARCH 31,

                                                                       1998          1997
Cash flows from operating activities:
     Net income (loss)                                           ($1,147,088)     ($817,551)
                                                                 ------------     ----------
     Adjustments to reconcile net income (loss)
               to net cash used in operating activities:
          Depreciation and amortization                              562,673        556,309
          Issuance of stock and warrants for services                 93,000         52,625
          Amortization of unearned compensation                         0            10,313
          Amortization of Black Scholes valuation                    114,754              0
     Changes in assets and liabilities
          (Increase) decrease in receivables                          43,320        (48,003)
          (Increase) decrease in demand notes                        123,500        (82,000)
          (Increase) decrease in other current assets                  4,811         (3,188)
          (Increase) decrease in property and equipment              (21,112)      (108,911)
          (Increase) decrease in Proprietary Technology             (101,092)      (166,885)
          (Increase) decrease in other assets less
              Black Scholes value                                    (77,907)        (1,480)
          (Decrease) in accounts payable and accrued expenses        (69,994)       (73,824)
                                                                 ------------     ----------
               Total adjustments                                     671,952        134,956
                                                                 ------------     ----------
               Net cash used in operating activities                (475,135)      (682,595)
                                                                 ------------     ----------
Cash flows from financing activities:

     Increase (decrease) in due to shareholders                            0         22,000
     (Increase) decrease in subscription receivable                 (205,500)
     Proceeds from issuance of common stock                        1,228,900        672,205
                                                                 ------------     ----------
               Net cash changes from financing activities          1,023,400        694,205
                                                                 ------------     ----------

Net increase (decrease) in cash                                      548,265         11,610

Cash, beginning of period                                            167,996        318,088
                                                                 ------------     ----------
Cash, end of period                                              $   716,261      $ 329,698
                                                                 ============     ==========

           See accompanying notes to consolidated condensed financial statements

                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                      (UNAUDITED)

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1998 and the results of operations for the three and nine months ended March 31, 1998 and 1997 and the statements of cash flows for the nine months ended March 31, 1998 and 1997. The June 30, 1997 balance sheet has been derived from the Company's audited financial statements.

     The results of operations for the nine months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

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

4. Other assets increased due primarily to the value assigned under a Black Scholes calculation to warrants issued for marketing and corporate services to be rendered and rent and other services. This value will be amortized over the life of the services rendered .

5.     Capital Changes:

     During the nine months ended March 31, 1998, for services rendered in accord with the terms of a consulting agreement, warrants were issued to purchase a total of 90,000 shares of the Company's common stock at exercise prices ranging between $0.49 to $0.77 per share with exercise dates of said warrants expiring between July 31, 2000 to March 31, 2001. The Company reflected an expense of $6,000 for each of the three month periods ended September 30, 1997, December 31, 1997 and March 31, 1998.

     During the three month periods ended September 30,1997, December 31, 1997 and March 31, 1998, pursuant to the terms of an agreement for public relations services to be rendered to the Company, the Company issued 1,500 shares, 1,500 shares and 500 shares, respectively of its common stock for services rendered to date. The Company reflected an expense of $1,500, $1,500 and $500, respectively, in its Statement of Operations for each three month period. This agreement has been terminated.

     During the three months ended December 31, 1997 the Company issued 56,250 shares of the Company's common stock for marketing services rendered and to be rendered. The Company recorded a prepaid asset for $38,700 (based on the market price of the Company's common stock at date of issue) which will be amortized over the term of the estimated service benefit.

     During the six months ended December 31, 1997, for services rendered in accord with the terms of a consulting agreement, the Company issued 10,000 warrants to acquire 10,000 shares of the Company's common stock at an exercise price of $1.00 per share which expire October 31, 2001. On the date of issue the quoted market price of the Company's common stock was less than the per share exercise price of the warrants. These warrants have been valued under a Black Scholes calculation and will be amortized over the term of the agreement.

     On February 11, 1998, 1,212,715 shares of the Company's common stock were sold for $542,150 ($0.45 per share) pursuant to a private placement, which was exempt from registration under Section 4(6) of the Securities Act of 1933, to individuals, all of whom were "accredited investors". These shares bear a restrictive legend and are not registered. Due to the impact of this transaction on the Company's financial position, this transaction was deemed to be material and accordingly the sale of 1,212,715 shares for $542,150 was reflected retroactively in the December 31, 1997 financial statements in cash and stockholders' equity. The total private placement is for a maximum of 2,500,000 shares.

     During the three months ended March 31, 1997 the Company's Board of Directors approved the issuance of 780,000 warrants to acquire 780,000 shares of the Company's common stock at an exercise price of $0.65 which expire March 8, 2001. These warrants were issued to Officers and Directors of the Company. On the date of issue the quoted market price of the Company's common stock was less than the per share exercise price of the warrants.

     During the three months ended March 31,1998, pursuant to the terms of an agreement with a financial consultant, the Company issued 150,000 warrants to acquire 150,000 shares of the Company's common stock at an exercise price of $0.65 which expire March 8, 2001. On the date of issue the quoted market price of the Company's common stock was less than the per share exercise price of the warrants. These warrants have been valued under a Black Scholes calculation and will be amortized over the term of the agreement.

     During the three months ended March 31,1998, in lieu of rent and other services the Company issued 200,000 warrants to acquire 200,000 shares of the Company's common stock at an exercise price of $0.65 which expire March 8, 2001. On the date of issue the quoted market price of the Company's common stock was less than the per share exercise price of the warrants. These warrants have been valued under a Black Scholes calculation and will be amortized over the term of the agreement.

     During the three months ended December 31, 1997 warrants were exercised to purchase 1,225,000 shares of the Company's common stock for $389,250 in demand notes and the shares were issued. The demand notes were issued by several individuals including four Officers /Directors to the Company, are collateralized by common stock of the Company owned by these individuals and bear interest at the prime rate. As of March 31, 1998 $234,500 remained unpaid.

     On December 26, 1997, 850,000 shares of the Company's common stock were sold for $297,500 ($0.35 per share) in a private placement, which was exempt from registration under Section 4(6) of the Securities Act of 1933, to individuals, all of whom were "accredited investors". These shares bear a restrictive legend and are not registered.

     During the three months ended December 31, 1997 the Company issued 50,000 shares of the Company's common stock for marketing services rendered and to be rendered. The Company recorded a prepaid asset for $32,800 (based on the market price of the Company's common stock at date of issue) which will be amortized over the term of the estimated service benefit.

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

     During the three months ended December 31,1997, pursuant to the terms of two agreements with financial planning and public relations consultants, the Company issued 350,000 warrants to acquire 100,000 shares and 250,000 shares of the Company's common stock at an exercise price of $0.90 and $0.70, respectively, which expire November 1, 1999 and December 15, 1999, respectively. On the date of issue the quoted market price of the Company's common stock was less than the per share exercise price of the warrants. These warrants have been valued under a Black Scholes calculation. During the three months ended March 31, 1998, upon cancellation of one of these agreements, 175,000 warrants (exercise price $0.70) were canceled and the Black Scholes deferred valuation was charged against the Statement of Income.

     During the three months ended December 31, 1997 the Company issued 220,000 warrants to acquire 220,000 shares of the Company's common stock at an exercise price of $0.72 which expire November 1, 2000. These warrants were issued to an Officer at the time of his employment. On the date of issue the quoted market price of the Company's common stock was less than the per share exercise price of the warrants. During the three months ended March 31, 1998 the Officer terminated his employment and 70,000 warrants were canceled.

6.Material Subsequent Event.

     On April 5, 1998, warrants for 1,921,000 shares were exercised for $517,750 of demand notes receivable. This transaction was not reflected in the March 31, 1998 financial statements.

<PAGE 7>

                       OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


            A SUMMARY OF INCREASES (DECREASES) IN THE ITEMS INCLUDED IN
                THE CONSOLIDATED STATEMENTS OF LOSS IS SHOWN BELOW:

Results of Operations
---------------------
Total revenues decreased $38,432 and $30,201 for the three and nine months ended March 31, 1998 as compared to the same periods for 1997 primarily as a result of a decrease in the three month revenues of Mooney-Edwards Enterprises, Inc. ("MIS"), a subsidiary of the Company and a decrease in the nine month revenues of Prime Care Systems, Inc. ("PSI"), a subsidiary of the Company. Cost of sales increased by $35,540 and decreased by $2,809 for the three and nine months ended March 31, 1998 as compared to the same periods for 1997. The sales of OCG Technology, Inc. ("OCGT"), PSI and MIS were $0, $15,293 and $593,025 respectively, for the nine months ended March 31, 1998.

Marketing, general and administrative expenses increased $236,198 and $305,433 for the three and nine months ended March 31, 1998 as compared to the same periods for 1997. OCGT's expense increased in the three and nine months ended March 31, 1998, due to increased corporate expenses, as compared to the same periods in 1997. PSI expenses increased due to increased salaries, sales expenses and amortization of capitalized costs of the Windows version of the PrimeCare Patient Management System in the three and nine months ended March 31, 1998 as compared to the same periods in 1997.

Liquidity and Capital Resources
-------------------------------
At March 31, 1998 the Company had a current ratio of 6.20 to 1 compared to
2.97 to 1 as of March 31, 1997. Although the net loss from operations for the nine months ended March 31, 1998 was $1,147,088 most of the loss resulted from non-cash charges of $770,427, which accounted for 67% of the total loss from operations. The Company has experienced recurring losses from operations and has been unable to provide sufficient working capital from operations and has relied significantly on the sale of equity interests in the Company, and the exercise of warrants and loans from shareholders to fund its operations. The Company's auditors have included an explanatory paragraph regarding the ability of the Company to continue as a "going concern".

Cash on hand and accounts receivable were $760,904 at March 31, 1998. The Company also has $234,500 of demand notes due principally from officers and directors related to their exercise of warrants. In addition, the Company has Cardiointegraph equipment, in the final stages of manufacture, which will be available to lease on a fee for service basis. In the past, the Company's principal means of overcoming its cash shortfalls from operations was from the sale of the Company's common stock. During the nine months ended March 31, 1998, the Company raised $1,228,900 through the sale of equity interests and the exercise of warrants. Of this amount, $389,250 was from the exercise of warrants and $839,650 was from the sale of stock (equity interests). The Although, in the past, the Company has been able to provide working capital through the sale of equity interests in the Company and through the exercise of warrants, there can be no assurances that the Company will succeed in its efforts.

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

The Company has commenced marketing the Windows 95/NT version of the PrimeCareTM System. The marketing of the PrimeCareTM System was initiated in the northwest Florida area through Medical Information Systems ("MIS"). Installations were limited initially to two sites to enable both PSI and MIS to review and evaluate the procedures established for installation and training. This initial commercial marketing of the PrimeCareTM System has been completed successfully. In the first medical practice in which the PrimeCareTM System was installed efficiency markedly improved. The practice reported that the number of patients seen during normal office hours increased two patients per hour through use of the PrimeCareTM System . At the same time, the documentation of the patient record and the quality of care greatly improved. This was substantiated during a periodic review of the medical records of this medical practice, conducted by a large nationally known managed health care plan (the "Plan"), an insurance carrier with whom the physician has contracted. The Plan's reviewer evaluated the medical records maintained by this medical practice and gave a score of 100, based on a scale of 0 to 100. The reviewer's comments stated: "There has been a recent improved documentation product called PrimeCare that will greatly improve the quality of care and continuity of care for the patients."


The Company markets the PrimeCare(TM) System as a service, on a pay for use basis, with a charge of $2.00 per patient visit. This charge per patient visit has been increased from $1.50. This marketing method eliminates a significant financial commitment to purchase the software, plus monthly maintenance charges for updates, and ties the cost directly to use. The financial benefits derived by the physician from use of the PrimeCare(TM) System exceed the $2.00 cost per patient visit. The Company has enhanced its software to enable the System to interface with any compatible medical billing software.

In April of 1998, the Company completed development of software, the "CodeComplierTM", that offers physicians automated computation of proper coding levels under Medicare's new Evaluation and Management ("E&M") coding mandates. This is an important benefit because under the new mandates improperly documented coding may expose even honest and ethical physicians to demands for returned reimbursements, fines, and, in extreme cases, criminal charges of fraud. Designed to be used in conjunction with the Company's PrimeCareTM System, CodeComplierTM takes the guess work out of E&M compliance. As each item of patient information is entered into and collected by the PrimeCareTM System, CodeComplierTM organizes the data in the proper classification and automatically calculates the applicable E&M code on the fly. The Company intends to market the CodeComplierTM as a service, on a pay for use basis, with a charge of $1.00 per patient visit. Since the CodeComplierTM is integrated with the PrimeCareTM System, this marketing method eliminates a significant financial commitment to purchase additional hardware and the software, plus pay monthly maintenance charges for updates, thus tying the cost directly to use. The financial benefits derived by the physician from use of the CodeComplierTM exceed the $1.00 cost per patient visit. The Company plans to begin shipping the CodeComplier software commencing June 1, 1998.

According to the American Medical Association, there are over 650,000 physicians in the U.S., creating a very large potential market for the PrimeCare System and the CodeComplier. The Company estimates that as many as 250,000 of these physicians could use both products routinely. It is estimated that the average number of patient visits per month for a primary care physician is between 500 and 600. Assuming 500 patient visits per month at a combined total fee of $3.00 per patient visit, each 100 physicians using the PrimeCare System in conjunction with the CodeComplier could generate revenues of $1,800,000 per year for the Company. However, no assurances can be given that a significant number of physicians will contract for and use the PrimeCareTM System.


Marketing and sales plans have now been completed regarding a full product roll-out. The marketing of the PrimeCareTM System will be done primarily through the following business models:

          (a) direct sales to large at-risk healthcare entities
          (b) recruitment of value added resellers and authorized dealers
          (c) private labeling opportunities

Several value added resellers, who currently sell, install, and service medical office and billing systems to medical facilities, market the PrimeCareT M System. Additional staff has been hired in these business areas.

In addition, the PrimeCareTM System will shortly be introduced into several additional venues for evaluation purposes. These prestigious sites have been chosen due to:

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

     The Company's wholly owned subsidiary, Mooney-Edwards Enterprises, Inc. d/b/a Medical Information Systems ("MIS"), a Florida corporation was acquired by the Company on June 25, 1992. MIS has been a growing operation in a segment of the medical field. MIS markets computer systems to providers of medical services. The packages include hardware, software, staff training and provides for an annual service contract. In addition to the basic accounts receivable and insurance billing applications, MIS can provide the offices with appointment scheduling, accounts payable, general ledger, payroll and word processing programs. The service contracts provide for ongoing software upgrades, continuing education and system maintenance.

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

The Company believes that it could provide sufficient working capital from operations through marketing the Window 95/NT version of the PrimeCareTM System and expanding the operations of MIS.

Currently, the Company has no lines of credit and has no material commitments for capital expenditures outstanding. PART II - OTHER INFORMATION

<PAGE 11>

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

DATED: May 13, 1998