Form 10KSB
period 1998-06-30
OCG TECHNOLOGY INC
filed 1999-01-08
CIK 73779

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [Fee Required]

                            For the Fiscal Year ended   June 30,1998
                                                      --------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [No Fee Required]

                            For the transition period from        to

                                    Commission file number     0-5186
                                                          -----------

                             OCG TECHNOLOGY, INC.
                ----------------------------------------------
                (Name of small business issuer in its charter)

          DELAWARE                                  13-2643655
-------------------------------          ---------------------------------
(State or other jurisdiction of          I.R.S. Employer Identification No.
incorporation or organization)


             450 West 31st Street, New York, New York       10001
             ----------------------------------------     ----------
             (Address of principal executive offices)     (Zip Code)

Issuer's telephone number  (212) 967-3079
                         ----------------
Securities registered pursuant to section 12(b) of the Act:   NONE

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average of the closing sale price for such stock on December 24, 1998 was $8,948,665. As of December 24, 1998 the Registrant had 29,828,224 shares of Common Stock outstanding.

The Issuer's revenues for its most recent fiscal year: $815,213

Documents Incorporated by Reference: None

                                    Part I

Item 1. Description of Business
        -----------------------
General.
-------
        OCG Technology, Inc. (which, together with its subsidiaries, unless the context otherwise requires, is referred to as the "OCGT"): (i) markets, updates, and expands the PrimeCare(TM) Patient Management System (the "PrimeCare(TM) System"), a product of PrimeCare Systems, Inc. ("PSI"), a wholly owned subsidiary of OCGT; (ii) OCGT markets, updates, and expands the CodeComplierTM, software which automatically computes Medicare's Evaluation & Management ("E&M") codes and was designed to be used in conjunction with OCGT's PrimeCareTM System; (iii) markets turnkey computer systems and consulting services to providers of medical services through Mooney-Edwards Enterprises, Inc. d/b/a Medical Information Systems ("MIS"), a wholly owned subsidiary of OCGT; (iv) OCGT markets as a service (the "CIG Service") and markets and manufactures as hardware, the proprietary heart diagnostic instrument, known as the "Cardiointegraph", which evaluates and interprets the electrical impulses of the heart. OCG Technology, Inc. was incorporated as Data Display Systems, Inc. on July 3, 1969.

        OCGT's principal executive office is located at 450 West 31st Street, New York, New York 10001 and its telephone number is (212) 967-3079.

PrimeCare(TM) Patient Management System
---------------------------------------
        PSI, a Delaware corporation, was acquired by OCGT as of May 16, 1994. PSI owns all right, title and interest in the PrimeCareTM System, which is protected by copyrights. The PrimeCareTM System is a patient-centered, interactive, computer program that brings efficiencies to the patient/physician encounter while improving the standard of care and reducing costs. Patients interact directly with the PrimeCareTM System, during what is usually waiting time. A detailed patient history is obtained without taking any of the physician's time. Patients are seated at a computer and answer complaint-specific questions by using just the number keys to indicate answers that apply to them; no typing or computer skills are required. The software also has bilingual capabilities, allowing Spanish-speaking patients to interact in their preferred language. When the patient questionnaire is completed, the PrimeCareTM System creates a preliminary report for the physician to review before examining the patient. The preliminary report contains the patient's current problems, medications and allergies, all positive and significant negative subjective responses, vital signs and a list of the diagnostic considerations triggered by the patient's responses. By freeing up the time physicians would normally have to spend asking patient history questions and recording responses, PrimeCareTM permits physicians to see more patients in less time , while improving the quality of care. The PrimeCareTM System is also easy for the physician to understand and use . The same simple key stroke process lets the physician document: his physical findings, his assessment, the treatment plan, the prescribed medications and select patient education materials. At the conclusion of the encounter a final report of the visit , patient educational materials, and prescriptions are printed for the patient.

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

        The PrimeCare(TM) System requires continual: (1) updates of medical content; (2) additions and enhancements to expand the scope of the system; and (3) incorporation of advances in both hardware and software technology to maintain a "state of the art" system. OCGT has completed development of the Windows 95/NT version of the PrimeCare(TM) System and has also completed an interface which enables the PrimeCare(TM) System to communicate with other systems used in medical facilities. This provides a method for these systems to transfer information to the PrimeCare(TM) System, such as patient demographics and appointment scheduling. OCGT has also completed its side of interface capabilities to enable the PrimeCare(TM) System to transfer information (such as billing information including E&M codes, ICD9 codes and CPT codes) to these other systems. OCGT has ceased supporting its DOS version of the PrimeCare(TM) System. The Windows 95/NT version of the PrimeCare(TM) System software is year 2000 compliant. The foregoing statement is a Year 2000 Readiness Disclosure.

        OCGT has also completed other enhancements and features to the operation of the PrimeCare(TM) System which includes:

        (1) The addition of voice command recognition capability enables the physician to use voice commands instead of keystrokes or mouse clicks to document normal & abnormal physical findings, the assessment, select tests, treatment plan, prescriptions, drug interaction checks, patient education materials to be dispensed and schedule follow-up visits.

        (2) As an additional option, a touch screen may be used by the patient and physician instead of the key board, mouse or voice command recognition. All keystrokes, mouse clicks or voice commands are duplicated by the touch screen hardware and software.

        (3) The PrimeCareTM System can now use Microsoft's SQL Server, in addition to Interbase, as a database. This expands the flexibility of the PrimeCareTM System since it enables medical facilities that are using MS SQL Server database for practice management systems and other software to add PrimeCareTM without purchasing an additional database. Both databases support distributed processing in local and wide area networks.

        (4) OCGT has recently introduced PrimeCareTM on the Web, which is a secure Internet enhanced version of the PrimeCareTM System. PrimeCareTM on the Web enables the patient to complete one, or more, detailed medical history questionnaires that relate to the patient's chief complaint, as selected by their physician. The patient, using a unique ID and password, can securely and anonymously complete the questionnaire(s) from the comfort of their home, workplace, school, vacation site or even while waiting to see their physician, if Internet capability is available. The medical report generated for the physician contains the patient's responses, and a list of differential diagnoses associated with the patient's responses. The report highlights the significant diagnoses and enables the physician to choose an appropriate preliminary course of action, e.g., "go to the emergency room of XYZ Hospital", or "take two aspirin", etc. All questions and answers are encrypted and all communications use secure digital certificates.

        Medical content.
        ---------------   On September 15, 1995, PSI entered into an
agreement with the Mount Sinai School of Medicine ("MSSM") which provides for the MSSM to assume the task of updating and enhancing the medical content of the PrimeCare(TM) System.

        Marketing.
        ---------- OCGT has commenced marketing the Windows 95/NT version of the PrimeCareTM System. The marketing of the PrimeCareTM System was initiated in the northwest Florida area through MIS (see below). Installations were limited to two sites to enable both PSI and MIS to review and evaluate the procedures established for installation and training. This initial commercial marketing of the PrimeCareTM System has been very successful. In the first medical practice in which the PrimeCareTM System was installed efficiency substantially improved. The number of patients seen during normal office hours increased by two patients per hour through use of the PrimeCareTM System . At the same time, the documentation of the patient record and the quality of care greatly improved. This was substantiated during a periodic review of the medical records of this medical practice, conducted by a large nationally known managed health care plan (the "Plan"), an insurance carrier with whom the physician has contracted. The Plan's reviewer evaluated the medical records maintained by this medical practice and gave a score of 100, based on a scale of 0 to 100. The reviewer's comments stated: "There has been a recent improved documentation product called PrimeCare that will greatly improve the quality of care and continuity of care for the patients." Based on information and experience learned during the initial marketing program, OCGT made modifications and improvements to enhance the PrimeCareTM System.

        Thereafter, a program was commenced to recruit distributors to market the PrimeCare(TM) System. The type of distributors sought by OCGT are those who currently sell, install and service medical office and billing systems to medical facilities. MIS (see "Medical Information Systems" below) is the first of such dealers to be recruited and has licensed and installed the Windows 95/NT version of the PrimeCare(TM) System in medical facilities on a pay per use basis. Having reached the point in product development where a full marketing effort was desirable, OCGT during January 1998 engaged an experienced healthcare professional whose primary responsibility was to review existing plans and to modify and enhance these plans to develop a comprehensive sales and marketing program and thereafter carry-out this program. These marketing and sales programs have been completed, including creation and printing of new product literature, and a new exhibit booth. The completed plans call for the PrimeCareTM System to be marketed primarily through the following business models:

                (a) recruitment of value added resellers ("VARs") and authorized dealers
                (b)  direct sales to large at-risk healthcare entities
                (c)   private labeling opportunities

Full product roll-out commenced in the end of May at a medical conference in San Antonio where OCGT participated as an exhibitor. Exhibiting the PrimeCareTM System and CodeComplierTM at selected health care industry conventions is a component of the marketing and sales program. OCGT appeared as an exhibitor at two health care industry conventions in the month of October. Several VARs, who sell, install, and service, billing systems to medical facilities, have agreed to market the PrimeCareTM System. However, no assurances can be given that OCGT's marketing plan will succeed.

        OCGT markets the PrimeCareTM System as a service, on a pay for use basis, with a maximum charge of $2.00 per patient visit. This charge per patient visit has been increased from $1.50. This marketing method eliminates a significant financial commitment to purchase the software, plus monthly maintenance charges for updates, and ties the cost directly to use. Physician users have stated that the financial benefits derived by the physician from use of the PrimeCareTM System exceeds the $2.00 cost per patient visit. One such benefit is the elimination of the need to dictate, transcribe and then review the transcription of the entire patient record. Transcribing costs range between $4 and $7 per page. According to the American Medical Association, there are over 650,000 physicians in the U.S. creating a very large potential market for the System. OCGT estimates that as many as 250,000 of these physicians could use the PrimeCareTM System routinely.

        Competition.
        ------------ OCGT has not identified any competitive patient management system which embodies all the features of the PrimeCare(TM) System. However, other companies market systems which may have some of the features of the PrimeCare(TM) System and some companies market medical office products which perform different functions than those performed by the PrimeCare(TM) System.

        Copyrights.
        ----------The content of the PrimeCare(TM) System is protected by copyrights.

The CodeComplierTM
------------------
        OCGT has completed development of software which computes the E&M code. Designed to be used in conjunction with the PrimeCareTM System, CodeComplierTM takes the guess work out of E&M compliance. As each item of information is entered into and collected by the PrimeCareTM System during the patient encounter, the CodeComplierTM organizes the data in the proper classification and using the 1997 HCFA guidelines, automatically calculates the applicable E&M code.

        Marketing.
        ---------   Since the CodeComplierTM  automatically calculates the
applicable E&M code from data collected by the PrimeCareTM System during the patient encounter, it totally eliminates the time and effort which would otherwise be required by physician office personnel to complete this task. The marketing strategy is to offer the CodeComplierTM to medical facilities interested in the PrimeCareTM System. OCGT markets the CodeComplierTM as a service, on a pay for use basis, with a maximum charge of $1.00 per patient visit. This pricing method conforms to OCGT's philosophy of tying the product's cost directly to its use. OCGT believes that the saving in labor costs and other financial benefits derived by the physician from use of the CodeComplierTM far exceeds the $1.00 cost per patient visit. However, no assurances can be given that OCGT's marketing plan will succeed.

        Copyrights.
        -----------   The content of the CodeComplierTM is protected by
copyrights.

Medical Information Systems
---------------------------
        Mooney-Edwards Enterprises, Inc. d/b/a Medical Information Systems ("MIS"), a Florida corporation was acquired by OCGT on June 25, 1992. MIS markets computer systems to providers of medical services. The packages include hardware, software, staff training and provides for an annual service contract. In addition to the basic accounts receivable and insurance billing applications, MIS can provide the offices with accounts payable, general ledger, payroll and word processing programs. The service contracts provide for ongoing continuing education and system maintenance.

        The turnkey packages sold by MIS primarily use the "Medical Manager" ("MM") software program. MIS is the area dealer for MM which is reputed to be the most widely used software package in the medical industry. As stated above MIS is now also marketing the PrimeCare(TM) System to its current customers and other medical facilities.

Cardiointegraph
---------------
        OCGT has developed a diagnostic instrument for the early detection of coronary heart disease, known as the Cardiointegraph, which takes the electrical impulses generated by a patient during the course of a conventional electrocardiogram ("ECG") and through a series of integrations and normalizations, displays these signals in a different visual format, known as a Cardiointegram ("CIG"). In OCGT's opinion, a CIG provides the examining physician with a method for identifying patients with apparently normal ECG's who may actually have coronary heart disease. The Cardiointegraph employs a unique method, parts of which are patented. The Cardiointegram procedure is done at rest, requires less doctor-time and costs significantly less than the other available methods.

        Studies have been completed which OCGT believes confirm the usefulness and efficacy of the Cardiointegraph. As a part of two studies, the results of the Cardiointegram was compared with the results of exercise stress testing. The concordance of the two tests was 87% in one study and 88% in the other. Based on this data OCGT believes that the CIG is a cost effective, viable alternative to stress testing in many instances. The apparent national concern with rising health-care costs and growing efforts to contain and reduce these costs could prove to be a stimulus to expand the use of the CIG service. However, there can be no assurance that the CIG will benefit from this.

        Marketing.
        ----------    Although Cardiointegraphs were sold and end user
purchasers (i.e. physicians, corporate and governmental medical departments) appear to find the unit useful, OCGT has been unable to generate sufficient revenues to fund its operations or to operate at a profit. OCGT believes that lack of universal reimbursement for the CIG has hindered its attempt to sell the CIG. OCGT believes that marketing the CIG technology as a service, with a minimal fee charged to the physician per CIG generated, may free physicians from their general reluctance to purchase medical diagnostic equipment not reimbursed by Medicare. OCGT commenced its plan to market the Cardiointegraph as a service (See Item 6). To date, OCGT has not derived substantial revenues from offering the CIG on a fee per use basis and there can be no assurance that OCGT will ever be able to market the CIG.

        Competition.
        -----------       The Cardiointegraph is a diagnostic device which
employs a unique method, parts of which are patented, for the diagnosis of coronary heart disease. OCGT believes that the CIG does not compete directly with any other diagnostic method. However, the CIG does compete generally with other diagnostic methods, such as stress testing and thallium perfusion stress tests. The Cardiointegram procedure is done at rest, requires less doctor-time and costs less than the other available methods. In the past, OCGT sold its product through medical distributors, a sales and marketing method employed by other medical equipment manufacturers.

        Patent Protection.
        ------------------ OCGT's business is dependent to some extent, upon patent protection of its method of signal analysis and its application to the Cardiointegraph. OCGT's primary patent expired in November 1986. In
June 1985 a new method patent was granted to OCGT which expires in the year 2002. This new patent covers OCGT's method for correctly detecting in a repeatable fashion the proper base line which is essential to accurately compute the CIG. OCGT believes that this patent will adequately protect its competitive position. Although certain of OCGT's processes are of a non-patentable nature, OCGT believes that it has significant lead time over potential competitors in the field of classifying and evaluating data by this patented method and apparatus as a result of its know-how and expertise which supplement the patent protection. "Cardiointegraph" is not a registered trademark or trade name, however, OCGT is not aware of any other companies using such name or manufacturing such product. OCGT owns trademark registrations in the United States for "OCG".

Government Regulation
---------------------
        OCGT is operating in the medical field which is subject to extensive federal, state and local regulations. The Cardiointegraph is a "device" under the Food, Drug and Cosmetic Act of 1938, as amended (the "ACT"). On December 29, 1981, OCGT was formally advised by the Food and Drug Administration ("FDA") that OCGT had clearance to market the Cardiointegraph, subject to the general controls and provisions of the Act. The FDA designated the Cardiointegraph to be in regulatory class II. OCGT believes that it is presently in compliance with all federal, state and local regulations.

        Neither the PrimeCare(TM) System, the CodeComplierTM nor the MIS medical billing software require FDA filings.

Employees
---------
        OCGT employs 7 full time employees, 4 of whom are non-salaried officers, its subsidiary, MIS employs 8 salaried employees including officers, all of whom are full time; and its subsidiary, PSI employs 10 salaried employees including officers, 8 of whom are full time and 2 part time.

Item 2.  Properties
         ----------
OCGT utilizes space at 450 West 31st Street, New York, New York where it maintains its executive and sales office. The space is owned by a corporation whose president and one of its shareholders is the son of the President of OCGT. There is no lease or other written commitment assuring continued use of the premises. No rent was charged in 1997 and 1996. In 1998, warrants to purchase 200,000 shares of OCGT's common stock, par value $.01 per share, at the exercise price of $.65 per share, were issued in lieu of the payment of rent and other services for fiscal 1999.

MIS leases office space in Pensacola, Florida from Mainstreet, Ltd. Rental payments for the year ended June 30, 1998 were $18,559. The President and Vice President of MIS have an ownership interest in Mainstreet, Ltd. There is an oral agreement with Mainstreet, Ltd. that premises will be available to MIS through June 30, 1999.

PSI leases approximately square feet of office space in Newport News, VA. The lease bears an annual rental of $39,071 until July 31, 1999 at which time it increases to an annual rental of $41,024 until expiration on May 31, 2001.

Item 3.  Legal Proceedings
         -----------------
                   NONE

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
     The Annual Meeting of the Stockholders, of record on May 6, 1998, of OCG Technology, Inc., was held on June 23, 1998, for the following purposes:

        1. Election of Directors. The following four Directors, consisting of all of the Directors of the Company, were elected to serve until the next Annual Meeting of the Stockholders and thereafter, until their successors are elected and qualified:

Name                           Votes "FOR"          Votes "WITHHELD"
-----------------              ----------           ----------------
Erich W. Augustin              23,777,534                 745,550
Edward C. Levine               24,015,884                 507,200
Jeffrey P. Nelson              24,019,784                 503,300
Jarema S. Rakoczy              24,307,234                 215,850
Wynne B. Stern, Jr., Esq.      24,308,534                 214,550
Louis Evan Teichholz, M.D.     24,308,534                 214,550


          2. To ratify the appointment of Dalessio, Millner & Leben as auditors for the current fiscal year.

FOR:    24,382,444    AGAINST:    55,250      ABSTAIN: 299,940

                                PART II

  Item 5.  Market for the Registrant's Common Stock and Related
           Stockholder Matters.

  OCGT's Common Stock is quoted on the OTC Bulletin Board under the symbol OCGT. Prior to February 19, 1998 OCGT's Common Stock was quoted on NASDAQ (now NASDAQ Small Cap) under NASDAQ symbol OCGT. The following table sets forth the range of high and low closing prices for OCGT's Common Stock for the periods indicated, on the market it was trading on at that time. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions and may not represent actual transactions.

  Fiscal Year Ended June 30, 1997         High            Low
  -------------------------------        -------         -----
  1st Quarter                            1-25/32         31/32
  2nd Quarter                            1-27/32         13/16
  3rd Quarter                             1-1/8          27/32
  4th Quarter                             1-1/16         11/16

  Fiscal Year Ended June 30, 1998         High             Low
  -------------------------------        -------         -----
  1st Quarter                             15/16          15/32
  2nd Quarter                             25/32          13/32
  3rd Quarter                              7/8            3/8
  4th Quarter                             15/16          19/32

  As of June 30, 1998 there were approximately 1,410 record holders of the Common Stock, including stockholders whose shares are registered in "nominee" or "street" name. The closing bid price per share for the Common Stock on December 24, 1998 was 5/16.

  OCGT has never paid cash dividends on its Common Stock. Payment of dividends are within the discretion of OCGT's Board of Directors and will depend, among other factors, on earnings, capital requirements and the operating and financial condition of OCGT. At the present time, OCGT's anticipated requirements are such that it intends to follow a policy of retaining earnings, if any, in order to finance the development of its business.

  On July 12, 1984, a majority of the shareholders of OCGT authorized the amendment of the Certificate of Incorporation of OCGT creating a class of 1,000,000 shares of preferred stock, the relative rights, preferences and designations of which could be determined by the Board of Directors.

  On June 10, 1992 pursuant to the authority vested in the Board of Directors of OCGT, a series of Preferred Stock of OCGT was created out of the authorized but unissued shares of the capital stock of OCGT, and was designated Series E Preferred Stock, to consist of a maximum of 100,000 shares, par value $.10 per share, of which the preferences and other rights, and the qualifications, limitations or restrictions thereof, includes the following: (1) These shares are non-convertible; (2) The holders of shares shall have the right to vote for any purpose on the same basis as the holders of OCGT's Common Stock; (3) Series E Dividends shall not be cumulative and shall be distributable out of the aggregate of all cash dividends declared by OCGT in any year, and shall be calculated as follows: the aggregate amount of all cash dividends declared and to be distributed by OCGT to all classes of its shareholders in a fiscal year shall be multiplied by a fraction, the (A) NUMERATOR of which shall be an amount equal to fifty (50%) percent of the net profits of OCGT's subsidiary, Mooney-Edwards Enterprises, Inc. ("MIS") for the prior fiscal year; and the
  (B) DENOMINATOR of which shall be the sum of the said net profits of OCGT (including those of MIS) for such prior fiscal year; (4) The Series E Preferred Stock may be redeemed, in whole or in part, at the option of OCGT, at the price of $30.00 per share, plus all accrued and unpaid dividends thereon. On June 25, 1992, 100,000 shares of Series E Preferred Stock were issued in conjunction with the acquisition of Mooney-Edwards Enterprises, Inc. No dividends have ever been declared or paid for the Series E Preferred Stock.

Item 6.  Management's Discussion and Analysis or Plan of Operation

                  Fiscal 1998 Compared to Fiscal 1997

  General
  -------
  The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere herein. The following discussion contains predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties While this outlook represents OCGT's current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein.

  OCGT has experienced recurring losses from operations and has relied on the sale of equity interests in OCGT to fund its operations. If necessary, OCGT intends to provide additional working capital through the sale of equity interests in OCGT. Although, in the past, OCGT has been able to provide working capital through the sale of equity interests in OCGT, there can be no assurances that OCGT will succeed in its efforts, which creates a doubt about its ability to continue as a going concern.

  Results of Operations
  ---------------------
  Total revenues decreased to $815,213 for the year ended June 30, 1998 from $842,815 for 1997. The decrease in revenues was primarily due to a decrease in sales revenues from resale of third party computer equipment. Cost of sales decreased $54,900 as a result of the reduction in cost of the computer equipment.


  Marketing general and administrative expenses increased $232,822 for the year ended June 30, 1998 as compared to 1997 due primarily to the increase in marketing and corporate expenses related to the PrimeCareTM System and CodeComplierTM.

  In 1998 OCGT took a charge of $525,000 to write off the balance of Proprietary Technology as a result of the discontinuance of the DOS version of the PrimeCare System.

  Liquidity and Capital Resources
  -------------------------------
  At June 30, 1998 OCGT had a current ratio of 4.5 to 1 compared to 2 to 1 as of June 30, 1997. The increase in current assets primarily resulted from the receipt of proceeds from the sale of Common Stock. Although the net loss from operations for the year ended June 30, 1998 was $2,214,768 most of the loss resulted from non-cash charges of approximately $1,505,180, which accounted for 68% of the total loss from operations. Included in the loss was the charge of $525,000 to write off the balance of Proprietary Technology discussed above. The Proprietary Technology, which was being written off over sixty months, arose from OCGT's acquisition of PSI.

  Cash on hand and accounts receivable were $519,703 at June 30,
  1998.   In the past, OCGT's principal means of overcoming its
  cash shortfalls from operations was from the sale of OCGT's common stock. During the year ended June 30, 1998, OCGT received $1,746,650 in cash and demand notes through the sale of equity interests and the exercise of warrants.

       PSI, a Delaware corporation, was acquired by OCGT as of May 16, 1994. PSI owns all right, title and interest in the PrimeCareTM System, which is protected by copyrights. The PrimeCareTM System is a patient-centered, interactive, computer program that brings efficiencies to the patient/physician encounter while improving the standard of care and reducing costs. Patients interact directly with the PrimeCareTM System, during what is usually waiting time. A detailed patient history is obtained without taking any of the physician's time. Patients are seated at a computer and answer complaint-specific questions by using just the number keys to indicate answers that apply to them; no typing or computer skills are required. The software also has bilingual capabilities, allowing Spanish-speaking patients to interact in their preferred language. When the patient questionnaire is completed, the PrimeCareTM System creates a preliminary report for the physician to review before examining the patient. The preliminary report contains the patient's current problems, medications and allergies, all positive and significant negative subjective responses, vital signs and a list of the diagnostic considerations triggered by the patient's responses. By freeing up the time physicians would normally have to spend asking patient history questions and recording responses, PrimeCareTM permits physicians to see more patients in less time , while improving the quality of care. The PrimeCareTM System is also easy for the physician to understand and use . The same simple key stroke process lets the physician document: his physical findings, his assessment, the treatment plan, the prescribed medications and select patient education materials. At the conclusion of the encounter a final report of the visit , patient educational materials, and prescriptions are printed for the patient.

       The principal markets for the PrimeCare(TM) System are ambulatory/outpatient medical facilities, such as, primary care physicians, medical clinics and staff health maintenance organizations.

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

       The PrimeCare(TM) System requires continual: (1) updates of medical content; (2) additions and enhancements to expand the scope of the system; and (3) incorporation of advances in both hardware and software technology to maintain a "state of the art" system. On September 15, 1995, PSI entered into an agreement with the Mount Sinai School of Medicine ("MSSM") which provides for the MSSM to assume the task of updating and enhancing the medical content of the PrimeCare(TM) System. OCGT has completed development of the Windows 95/NT version of the PrimeCare(TM) System and has also completed an interface which enables the PrimeCare(TM) System to communicate with other systems used in medical facilities. This provides a method for these systems to transfer information to the PrimeCare(TM) System, such as patient demographics and appointment scheduling. OCGT has also completed its side of interface capabilities to enable the PrimeCare(TM) System to transfer information (such as billing information including E&M codes, ICD9 codes and CPT codes) to these other systems. OCGT has ceased supporting its DOS version of the PrimeCare(TM) System.

       OCGT has also completed other enhancements and features to the operation of the PrimeCare(TM) System which includes:

       (1) The addition of voice command recognition capability enables the physician to use voice commands instead of keystrokes or mouse clicks to document normal & abnormal physical findings, the assessment, select tests, treatment plan, prescriptions, drug interaction checks, patient education materials to be dispensed and schedule follow-up visits.
       (2) As an additional option, a Touch screen may be used by the patient and physician instead of the key board, mouse or voice command recognition. All keystrokes, mouse clicks or voice commands are duplicated by the touch screen hardware and software.

          (3) The PrimeCareTM System can now use Microsoft's SQL Server, in addition to Interbase, as a database. This expands the flexibility of the PrimeCareTM System since it enables medical facilities that are using MS SQL Server database for practice management systems and other software to add PrimeCareTM without purchasing an additional database. Both databases support distributed processing in local and wide area networks.

          (4) OCGT has introduced PrimeCareTM on the Web, which is a secure Internet enhanced version of the PrimeCareTM System. PrimeCareTM on the Web enables the patient to complete one, or more, detailed medical history questionnaires that relate to the patient's chief complaint, as selected by their physician. The patient, using a unique ID and password, can securely and anonymously complete the questionnaire(s) from the comfort of their home, workplace, school, vacation site or even while waiting to see their physician, if Internet capability is available. The medical report generated for the physician contains the patient's responses, and a list of differential diagnoses associated with the patient's responses. The report highlights the significant diagnoses and enables the physician to choose an appropriate preliminary course of action.

       OCGT has commenced marketing the Windows 95/NT version of the PrimeCareTM System. The marketing of the PrimeCareTM System was initiated in the northwest Florida area through MIS (see below). Installations were limited to two sites to enable both PSI and MIS to review and evaluate the procedures established for installation and training. This initial commercial marketing of the PrimeCareTM System has been very successful. In the first medical practice in which the PrimeCareTM System was installed efficiency radically improved. The number of patients seen during normal office hours increased two patients per hour through use of the PrimeCareTM System . At the same time, the documentation of the patient record and the quality of care greatly improved. This was substantiated during a periodic review of the medical records of this medical practice, conducted by a large nationally known managed health care plan (the "Plan"), an insurance carrier with whom the physician has contracted. The Plan's reviewer evaluated the medical records maintained by this medical practice and gave a score of 100, based on a scale of 0 to 100. The reviewer's comments stated:
  "There has been a recent improved documentation product called PrimeCare that will greatly improve the quality of care and continuity of care for the patients." Based information and experience learned during the initial marketing program, OCGT made modifications and improvements to enhance the PrimeCareTM System.

       Thereafter, a program was commenced to recruit distributors to market the PrimeCare(TM) System. The type of distributors sort by OCGT are those who currently sell, install and service medical office and billing systems to medical facilities. MIS (see "Medical Information Systems" below) is the first of such dealers to be recruited and has licensed and installed the Windows 95/NT version of the PrimeCare(TM) System in medical facilities on a pay per use basis. Having reached the point in product development where a full marketing effort was desirable, OCGT during January 1998 engaged an experienced healthcare professional whose primary responsibility was to review existing plans and to modify and enhance these plans to develop a comprehensive sales and marketing program and thereafter carry-out this program. These marketing and sales program has been completed, including creation and printing of new product literature, and a new exhibit booth. The completed plans call for the PrimeCareTM System to be marketed primarily through the following business models:

        (a) recruitment of value added resellers ("VARs") and authorized dealers
        (b)  direct sales to large at-risk healthcare entities
        (c)   private labeling opportunities

       Full product roll-out commenced in the end of May at a medical conference in San Antonio where OCGT participated as an exhibitor. Exhibiting OCGT's products at selected health care industry conventions is a component of the marketing and sales program. OCGT appeared as an exhibitor at two health care industry conventions in the month of October. Several VARs, who sell, install, and service, billing systems to medical facilities, have agreed to market the PrimeCareTM System. However, no assurances can be given that OCGT's marketing plan will succeed.

       OCGT markets the PrimeCareTM System as a service, on a pay for use basis, with a maximum charge of $2.00 per patient visit. This charge per patient visit has been increased from $1.50. This marketing method eliminates a significant financial commitment to purchase the software, plus monthly maintenance charges for updates, and ties the cost directly to use. Physician users have stated that the financial benefits derived by the physician from use of the PrimeCareTM System exceeds the $2.00 cost per patient visit. One such benefit is the elimination of the need to dictate, transcribe and then review the transcription of the entire patient record. Transcribing costs range between $4 and $7 per page.

  The CodeComplierTM
  ------------------
       OCGT has completed development of software which computes the E&M code. Designed to be used in conjunction with the PrimeCareTM System, CodeComplierTM takes the guess work out of E&M compliance. As each item of information is entered into and collected by the PrimeCareTM System during the patient encounter, the CodeComplierTM organizes the data in the proper classification and using the 1997 HCFA guidelines, automatically calculates the applicable E&M code.

       Since the CodeComplierTM automatically calculates the applicable E&M code from data collected by the PrimeCareTM System during the patient encounter, it totally eliminates the time and effort which would otherwise be required by physician office personnel to complete this task. The marketing strategy is to offer the CodeComplierTM to medical facilities interested in the PrimeCareTM System. OCGT markets the CodeComplierTM as a service, on a pay for use basis, with a maximum charge of $1.00 per patient visit. This pricing method conforms to OCGT's philosophy of tying the product's cost directly to its use. OCGT believes that the saving in labor costs and other financial benefits derived by the physician from use of the CodeComplierTM far exceeds the $1.00 cost per patient visit.

       According to the American Medical Association, there are over 650,000 physicians in the U.S., creating a very large potential market for the PrimeCareTM System and the CodeComplierTM (the "Systems"). OCGT estimates that as many as 250,000 of these physicians could use the Systems routinely. It is estimated that the average number of patient visits per month for a primary care physician is between 500 and 600. Assuming 500 patient visits per month at a combined total fee for the Systems of $2.00 per visit, each 100 physicians using the Systems could generate revenues of $1,200,000 per year for OCGT. However, no assurances can be given that a significant number of physicians will contract for and use the PrimeCareTM System and the CodeComplierTM.

       OCGT's wholly owned subsidiary, Mooney-Edwards Enterprises, Inc. d/b/a Medical Information Systems ("MIS"), a Florida corporation was acquired by OCGT on June 25, 1992. MIS has been a growing operation in a segment of the medical field. MIS markets computer systems to providers of medical services. The packages include hardware, software, staff training and provides for an annual service contract. In addition to the basic accounts receivable and insurance billing applications, MIS can provide the offices with appointment scheduling, accounts payable, general ledger, payroll and word processing programs. The service contracts provide for ongoing software upgrades, continuing education and system maintenance.

       The turnkey packages sold by MIS primarily use the "Medical Manager" ("MM") software program. MIS is the area dealer for MM which is reputed to be the most widely used software package in the medical industry. As stated above MIS is now also marketing the PrimeCare(TM) System to its current customers and other medical facilities.

          In the past, OCGT sold its Cardiointegraph ("CIG"), a proprietary heart diagnostic instrument for the early detection of coronary heart disease, through medical distributors, a sales and marketing method employed by other medical equipment manufacturers. Although Cardiointegraphs were sold for ten consecutive fiscal years and the end user purchasers (i.e., physicians and corporate and governmental medical departments) appear to find the unit useful, the CIG business segment has been unable to generate sufficient revenues to fund its operations or to operate at a profit. OCGT believes that lack of universal reimbursement for the CIG has hindered its attempt to sell the CIG.

  OCGT believes that marketing the CIG technology as a service, with a minimal fee charged to the physician per CIG generated, may free the physician from the general reluctance of physicians to purchase medical diagnostic equipment not reimbursed by Medicare.

  OCGT believes that it could provide sufficient working capital from operations through marketing the Window 95/NT version of the PrimeCareTM System, CodeComplierTM, PrimeCareTM on the Web and expanding the operations of MIS.

  Currently, OCGT has no lines of credit and has no material commitments for capital expenditures outstanding.

                  Fiscal 1997 Compared to Fiscal 1996

  Results of Operations
  ---------------------
  Total revenues increased to $842,815 for the year ended June 30, 1997 from $746,006 for 1996. Cost of sales increased $77,132.
  The increase in revenues was primarily due to an increase in revenues from sales and services of third party software products.

  Marketing general and administrative expenses decreased $979,849 for year ended June 30, 1997 as compared to 1996 due primarily to the difference in non-cash expenses related to the issuance of warrants to employees and outside consultants

  Item 7. Financial Statements
  ----------------------------
  The following are included and filed under this Item and appear immediately following the signature page on page 19:


                                                          PAGE

          Independent Auditors' Report                     F-1

          Consolidated Balance Sheet - June 30, 1998       F-2

          Consolidated Statements of Operations -
          Years ended June 30, 1998 and 1997               F-3

          Consolidated Statements of Shareholders'
          Equity - Years ended June 30, 1998 and 1997      F-4

          Consolidated Statements of Cash Flows -
          Years ended June 30, 1998 and 1997               F-5

          Notes to Consolidated Financial Statements       F-6



  Item 8.  Disagreements on Accounting and Financial Disclosure.

          There were no disagreements on accounting and financial disclosure during the years ended June 30, 1998 and 1997.

                              PART III

  Item 9.  Directors and Executive Officers of the Registrant.


          The directors and executive officers of OCGT are:

          Name                    Age               Position
  ----------------                ---        ----------------------
  Edward C. Levine                 71        President and Director

  Jarema S. Rakoczy                56        Vice President and Director

  Jeffrey P. Nelson                54        Secretary and Director

  Erich W. Augustin                64        Executive Vice President, Chief
                                             Financial Officer and Director

  Wynne B. Stern, Jr.              65        Director

  Louis Evan Teichholz             56        Director

  Michael G. Eckstein              50        Executive Vice President

  Directors are elected at the annual stockholder's meeting and serve until the next annual meeting. Officers are elected by the Board of Directors.

  Edward C. Levine has been the President of OCGT since 1976 and a Director of the Company since 1973. Mr. Levine is a member of the Bar of the State of New York.

  Jarema S. Rakoczy, has served as a Director of OCGT since August 1987, and a Vice President since March 1985, and has been with OCGT since January, 1983. Mr. Rakoczy has been self-employed as a sales and marketing consultant since May of 1989. Mr. Rakoczy devotes all of his professional time to OCGT's affairs. Mr. Rakoczy served as Eastern Manager at Hittman Medical Systems from September 1980 to December 1982; as Regional Sales Manager at American Optical Medical Division from February 1976 to September 1980; and as Vice President at Pratt Electronics from June 1968 to November 1974.

  Jeffrey P. Nelson, has served as a Director of OCGT since November 1991 and as its Secretary since June 1992 and an Executive Vice President since November 1997. Mr. Nelson served as Vice President, Asset Based Finance Division, of Marine Midland Bank, NA from December 1986 through 1990. Mr. Nelson was self-employed as a real estate financing consultant from January 1991 through November 1991.

  Erich W. Augustin became a Director on September 19, 1995 and joined OCGT as Executive Vice President and Chief Financial Officer on October 18, 1996. Mr. Augustin served as Senior Vice President and Chief Financial Officer of the Chase Manhattan Bank of Connecticut, N.A., with responsibility for all financial activities, including accounting, audit, budget, planning, regulatory reporting and taxes, from August 1991 through December 1994 at which time he retired. From January 1995 to June 30, 1995, Mr. Augustin served as a consultant to the same institution. Mr. Augustin served as Vice President and Director of Financial Accounting & Reporting of the Chase Manhattan Corporation and the Chase Manhattan Bank, N.A. from May 1976 through August 1991, responsible for worldwide financial accounting and reporting for Senior Management, Shareholders and Regulatory Agencies.

  Wynne B. Stern, Jr., Esq. served as a director of OCGT from May 18, 1998 to December 6, 1998. Mr. Stern is a member of the Bars of the States of New York and Florida. He has maintained an office for the practice of law in the City of New York since 1961.

  Louis Evan Teichholz, M.D., served as a director of OCGT from May 18, 1998 to December 6, 1998. Dr. Teichholz joined the Hackensack University Medical Center, Hackensack New Jersey, in January of 1996, and serves as both the Chief of Cardiology and as the Medical Director of Cardiac Services. Dr. Teichholz is also Clinical Professor of Medicine at the University of Medicine and Dentistry of New Jersey - New Jersey Medical School. In the five year period prior to joining the Hackensack University Medical Center, Dr. Teichholz served as Vice Chairman of the Department of Medicine and Associate Director of the Cardiovascular Institute of the Mount Sinai Medical Center, New York, New York. Dr. Teichholz was also a Professor of Medicine at the Mount Sinai School of Medicine.

  Michael G. Eckstein has been an Executive Vice President of OCGT since January 8, 1998. Mr. Eckstein was the President of EDI For Healthcare, a technology consulting company specializing in systems, networking and EDI applications for the healthcare and insurance industries. His personal experience includes over twenty years of designing and implementing information management solutions for healthcare providers and payers. Since 1983 he has been the CEO of three successful software - EDI networking companies, including the technology subsidiary of PA Blue Shield. Through his leadership, these three companies have automated over 3,000 physicians, hospitals, and laboratories across the United States. Mr. Eckstein is a member of the Healthcare Information and Management Systems Society, and serves on the National Information Infrastructure Task Force for the "information superhighway". He is also a member of the Healthcare Informatics Telecom Network Board of Directors, and is the author or many articles and symposiums related to healthcare EDI technology, value-added networks and application software solutions.

  Item 10. Executive Compensation

  Compensation of Directors
  -------------------------
          There are no standard or other arrangements for compensating Directors. Directors serve without compensation.

   Compensation of Officers
   ------------------------
          The following table presents certain specific information regarding the compensation of the Chairman and President of OCGT who received no other compensation than the compensation set forth in the following tables. No Officer of OCGT had total salary, bonus or other compensation exceeding $100,000.

                Summary Compensation Table (Fiscal 1998)
                ----------------------------------------

            (a)                 (b)                       (c)

                              Fical          Long-term Compensation Awards
                              Year Ended     Securities Underlying
 Name & Principal Position    June 30,       Options/SARs
 -------------------------    ----------     -----------------------------
  Edward C. Levine,            1998                    200,000
     President and Chief       1997                    350,000
     Executive Officer         1996                      -0-



                       Option Grants in Last Fiscal Year

       (a)             (b)                 (c)                      (d)                 (e)
                    Number of           % of Total
                    Securities          Options/SARs
                    Underlying          Granted to               Exercise of
                    Options/SARs        Employees in             Base Price
      Name          Granted             Fiscal Year              ($/Share         Expiration Date
-------------       ------------        ------------             -----------      ---------------
Edward C. Levine     200,000               16.30%                   $.65            March 8, 2001





                Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year End Option Values

  The following table sets forth certain information regarding the exercise of stock options during the fiscal year ended June 30,
  1998 and the fiscal year ended value of unexercised options for
  OCGT's named executive officers.
                                                                         Value of Unexercised
                   Share         Value         Number of Unexercised       In-the-money Options at
                Acquired on    Realized     Options at Fiscal Year-End        Fical Year End (1)
  Name           Exercise         ($)        Exercisable/Unexercisable    Exercisable/Unexercisable
-------------   -----------    --------     --------------------------   --------------------------
E.C. Levine         -0-       $      0           550,000/0                         $0/0
J.S. Rakoczy      250,000       82,750            90,000/0                          0/0
J.P. Nelson       450,000      145,850           400,000/0                          0/0
E.W. Augustin     225,000       87,175           250,000/0                          0/0
W.B. Stern        400,000      123,950           175,000/0                          0/0
L.E. Teichholz      -0-              0           175,000/0                          0/0
M.G. Eckstein       -0-              0           100,000/0                          0/0
------------------

Notes: (1) Calculated based on the excess of the closing market price of OCGT's common stock as reported on the NASDAQ Stock market on June 30, 1998 ($.60) over the option exercise price.

   Item 11. Security Ownership of Certain Beneficial Owners and Management.


The following table sets forth, as of December 24, 1998 certain information with respect to Common Stock ownership of (i) each person known by OCGT to own beneficially more than 5% of the shares of OCGT's Common Stock, (ii) all directors, and (iii) all Officers and Directors as a group.

           Name and Address of        Amount & Nature of         Percent
Class      Beneficial Owner           Beneficial Ownership       of Class
------     -------------------        --------------------       --------
Common     Edward C. Levine             538,826 - direct          1.81%
           450 W. 31st St
           New York, NY 10001

Common     Jarema S. Rakoczy            448,000 - direct          1.50%
           450 W. 31st St
           New York, NY 10001

Common     Jeffrey P. Nelson            480,000 - direct          1.61%
           450 W. 31st St
           New York, NY 10001

Common     Erich W. Augustin            166,000 - direct           .56%
           450 West 31st Street
           New York, NY 10001

Common     Wynne B. Stern, Jr.          656,000 - direct          2.20%
           450 West 31st Street
           New York, NY 10001

Common     Louis Evan Teichholz         296,000 - direct           .99%
           450 West 31st Street
           New York, NY 10001

Common     All directors and          2,584,826 - direct          8.67%
           officers as a group
           (7 Persons)

           Item 12. Certain Relationships and Related Transactions

On March 9, 1998 OCGT authorized the issuance of, and thereafter issued, warrants to purchase shares of its Common Stock as follows: Edward C. Levine 200,000 warrants; Jeffrey P. Nelson 150,000 warrants; Jarema S. Rakoczy 30,000 warrants; Wynne B. Stern, Jr.75,000 warrants; and Louis Evan
              Teichholz 75,000 warrants; all at $.65 per share.

On March 9, 1998 OCGT authorized the issuance of, and thereafter issued, warrants to purchase 200,000 shares of its common stock at $.65 per share to Masterdisk Corporation in payment of the use of space and administrative support services for the year ended March 31, 1999. A shareholder and officer of Masterdisk Corporation is the son of OCGT's President.

On March 9, 1998 OCGT authorized the issuance of, and thereafter issued, warrants to purchase 100,000 shares of its common stock at $.80 per share to Michael G. Eckstein.

On January 15, 1997 OCGT authorized the issuance of, and thereafter issued, warrants to purchase shares of its Common Stock as follows: Edward C. Levine 150,000 warrants; Erich W. Augustin 100,000 warrants; Jeffrey P. Nelson 100,000 warrants; and Louis Evan Teichholz 100,000 warrants; all at $1.00 per share.


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

     27         Financial Data Schedule

        (b)     Reports on Form 8-K

           There were no Reports on Form 8-K filed in the fourth quarter of fiscal 1998.

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

                                          OCG TECHNOLOGY, INC.


                                          By: /s/ Edward C. Levine
                                          ---------------------------
Dated: January 6, 1999                    Edward C. Levine, President



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


/s/ Edward C. Levine     President and Director           January 6, 1999
--------------------
    Edward C. Levine     (Principal Executive Officer)


/s/ Jeffrey P. Nelson    Secretary and Director           January 6, 1999
---------------------
    Jeffrey P. Nelson


/s/ Jarema S. Rakoczy   Vice President and Director      January 6, 1999
---------------------
   Jarema S. Rakoczy


/s/ Erich W. Augustin   Executive Vice President and     January 6, 1999
---------------------
    Erich W. Augustin   Director (Principal Financial
                        and Accounting Officer)

Independent Auditors' Report

To the Board of Directors
OCG Technology, Inc. and Subsidiaries
New York, New York

We have audited the accompanying consolidated balance sheet of OCG
Technology, Inc. and Subsidiaries as of June 30, 1998, and the related consolidated statements of operations, cash flows and changes in shareholders' equity for the years ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OCG Technology, Inc. and Subsidiaries as of June 30, 1998, and the consolidated results of their operations and their cash flows for the years ended June 30, 1998 and 1997, in conformity with generally accepted accounting principles.

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


                                            /s/Dalesio, Millner & Leben LLP
                                            --------------------------------
New York, New York					                        DALESSIO, MILLNER & LEBEN LLP
October 22, 1998						                         Certified Public Accountants

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1998


                                   ASSETS
CURRENT ASSETS:
  Cash										                                       $     475,323
  Accounts receivable								        	                        44,380
  Notes receivable - related parties							                  177,500
  Prepaid expenses and other current assets						            115,114
                                                       -------------
TOTAL CURRENT ASSETS						                                   812,317
                                                       -------------
PROPERTY AND EQUIPMENT, net of
        accumulated depreciation 								 		                 156,079

CAPITALIZED SOFTWARE COSTS, net of accumulated
  amortization of $51,804    								                        280,552

OTHER ASSETS, primarily due from officers						              109,701
                                                        ------------
                                                        $  1,358,649
                                                        ============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses						           $    135,619
  Due to officer (non-interest bearing)					                  24,242
  Note payable - related party								                        11,344
  Due to affiliate									                                    7,000
                                                        ------------
TOTAL CURRENT LIABILITIES					                               178,205
                                                        ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, 1,000,000 shares authorized;
    Series E Preferred Stock, $.10 par value,
    100,000 shares issued and outstanding								             10,000
  Common stock, 50,000,000 shares authorized;
   $.01 par value, 29,828,224 shares outstanding;
   29,815,724 shares issued								                          298,282
  Additional paid-in-capital								                      23,542,486
  Accumulated deficit								                            (22,078,074)
  Subscriptions receivable							           	               (529,750)
                                                        ------------
                                                           1,242,944
  Less: Treasury stock, at cost (12,500 shares)			 		        (62,500)
                                                        ------------
            TOTAL SHAREHOLDERS' EQUITY					                1,180,444
                                                        ------------
                                                        $  1,358,649
                                                        ============

     See Accompanying Notes to Consolidated Financial Statements

                                 F-2

                 OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS



                                                   									        Year Ended June 30,
                                                                  1998     	       1997
REVENUES:
  Net sales of third party software and support services		   $   795,399	    $   793,549
  Fees charged to medical providers				                           19,814	         45,405
  Net sales of medical products					                                -       	      3,861
                                                             -----------     -----------
       TOTAL REVENUES						                                      815,213	        842,815
                                                             -----------     -----------
COSTS AND EXPENSES:
  Cost of sales							                                           350,792	        405,692
  Marketing, general and administrative				                    1,405,730	      1,172,908
  Depreciation and amortization					                             757,670	        748,220
  Write-off of proprietary technology				    	                   525,000	           -
  Interest - net							                                           (9,211)	        (2,042)
                                                             -----------     -----------
TOTAL COSTS AND EXPENSES				                                   3,029,981	      2,324,778
                                                             -----------     -----------
NET LOSS								                                             $(2,214,768)	   $(1,481,963)
                                                             ===========     ===========
BASIC AND FULLY DILUTED NET LOSS PER SHARE		                 $      (.08)	   $      (.06)
                                                             ===========     ===========
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING						                                    26,613,209	     23,716,575
                                                             ===========     ===========




            See Accompanying Notes to Consolidated Financial Statements

                               OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 YEAR ENDED JUNE 30, 1998 AND 1997


          	     Preferred Stock      Common stock     Additional
      	       	    $.10 par             $.01 par        Paid-in	   Accumulated   Subscriptions  Treasury   Unearned
         	   	  Shares   Amount    Shares	   Amount     Capital      Deficit       Receivable	   Stock   Compensation      Total
Balance at
 July 1, 1996   100,000 $10,000 23,151,559	$231,515   $20,384,287  $(18,381,343)   $    -     	 $(62,500) $(13,752)     $2,168,207

Issuance of
 stock for
 services          -	      -	       38,000      380        35,745	         - 		         -	          -	 	      -	            36,125

Issuance of
 warrants
 for services      -	      -          -		      -	         338,670	         - 		         -	          -	        -	           338,670

Sale of
 stock and
 conversion of
 warrants          -	      -     1,325,700   13,257	      762,448	         - 	       (29,000)       -	        -	           746,705

Amortization
 of unearned
 compensation      -	      -          -        -		           -	            - 		         -	          -       13,752	         13,752

Net loss  	  	     -       -    	     -      	 -       	     -       (1,481,963)        -           -         -     	   (1,481,963)
                -------  ------ ----------  -------    ----------    ----------       ------      --------  ------      -----------
Balance at
June 30, 1997   100,000  10,000 24,515,259  245,152    21,521,150	  (19,863,306)     (29,000)	    (62,500)    -       	  1,821,496

Issuance of
 stock for
 services          - 	     -	      104,250	   1,043        68,457	         - 		         -	           -        - 	           69,500

Issuance of
 warrants
 for services      -       -          -	       -	         258,316	         -		          -	           - 	      -            258,316

Sale of
 stock and
 conversion
 of warrants       -	      -     5,208,715   52,087     1,694,563	         -	       (500,750) 	      -        - 	        1,245,900

Net loss           -       -          -	       -             -       (2,214,768)        -            -        -         (2,214,768)
                ------- ------- ----------  --------   -----------  ------------- ----------  ---------   ----------    -----------
Balance at
June 30, 1998   100,000 $10,000 29,828,224 $298,282	  $23,542,486  $(22,078,074)   $(529,750)  $(62,500)   $  -        $ 1,180,444







              See Accompanying Notes to Consolidated Financial Statements

                             OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                Year Ended June 30,
                                                             1998      	          1997

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss								                                        $(2,214,768)	       $(1,481,963)
                                                         ------------        ------------
 Adjustments to reconcile net loss to net cash
   used in operating activities:
            Provision for bad debts						                      6,152		              -
 	          Depreciation and amortization		        			       757,670	            748,220
	           Write-off of proprietary technology				          525,000		              -
	           Issuance of stock and warrants for services      216,358	            374,795
            Amortization of unearned compensation				           -	                13,752
  Changes in operating assets and liabilities:
       (Increase) decrease in:
         Accounts receivable						                            37,431	            (42,522)
         Prepaid expenses and other assets		                   8,696		           (62,538)
       (Decrease) increase in:
          Accounts payable and accrued expenses   			        (23,396)	           (41,355)
          Due to affiliate       						                        7,000	               -
          Due to officer							                                1,192	               -
                                                         ------------
              Total adjustments                            1,536,103	            990,352
                                                         ------------        ------------

              Net cash used in operating activities	 		     (678,665)	          (491,611)
                                                         ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment					                   (68,061)		          (87,176)
  Capitalized software development costs				                (137,847)	          (194,510)
                                                         ------------        ------------
  	          Net cash used in investing activities			       (205,908)	          (281,686)
                                                         ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuances of common stock				              1,039,400	            623,205
  Collection of stock subscription receivable    				        152,500                -
                                                         ------------        ------------
             Net cash provided by financing activities	    1,191,900	            623,205
                                                         ------------        ------------
NET INCREASE (DECREASE) IN CASH				                          307,327	           (150,092)

CASH, BEGINNING OF YEAR						                                167,996	            318,088
                                                         ------------        ------------
CASH, END OF YEAR					                                   $   475,323	        $   167,996
                                                         ============        ============

Supplemental disclosures:

No cash was paid in 1998 and 1997 for interest and income taxes.



              See Accompanying Notes to Consolidated Financial Statements

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
--------
OCG Technology, Inc. and its subsidiaries ("OCG") are engaged in the development, marketing, and distribution of software and diagnostic cardiological products as follows:

     PrimeCare Systems, Inc. ("PSI") was acquired in May 1994. PSI owns, markets, sells, manufactures, and distributes the PrimeCare Patient Management System (the "System") which is a PC-based software product providing among other things, a standardized mechanism for collecting and documenting patient data for physicians at a minimal cost and time.

     Mooney Edwards Enterprises, Inc. ("Mooney Edwards"), is engaged in the development and distribution of third party computer software and support services for the medical community for the processing of bills (including insurance claims), bookkeeping, and office management.

     OCG Technology, Inc. is engaged in the development and marketing of a heart diagnostic instrument, known as the cardiointegraph ("CIG") which evaluates and interprets the electrical impulses of the human heart.

Basis of Presentation
---------------------
The accompanying consolidated financial statements have been prepared assuming that OCG will continue as a going concern. OCG has experienced recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management believes that the System will be attractive to physicians, managed care providers and medical institutions. OCG has entered into contracts with several healthcare providers for use of the System.

Management intends to sell debt and/or equity in order to continue the operations of the business. There can be no assurance that OCG will be able to raise sufficient capital to continue its operations and/or generate adequate cash flow from operations.

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of OCG and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management include, but are not limited to, future gross System revenues, the economic useful life of the System, and changes in software and hardware technology.

Property, Equipment and Depreciation
------------------------------------
Property and equipment are stated at cost. Machinery and equipment and equipment held under fee for service arrangements are being depreciated on a straight-line basis over their estimated useful life of five (5) years.

Proprietary Technology
----------------------
The proprietary technology originally arose from the acquisition of PSI and was being amortized over its estimated useful life of sixty (60) months on a straight-line basis. Due to inherent technical changes in technology and the health care industry, management on an annual basis assesses the estimate of future cash flows in relation to the carrying value of the proprietary technology, and if estimated future cash flows are insufficient to recover the proprietary technology over its remaining useful life, an impairment loss is recognized.

In the fourth quarter of fiscal 1998, OCG discontinued the marketing of the System on a DOS platform and accordingly the carrying value of the proprietary technology in the amount of $525,000 was written off as this amount represented costs associated with the DOS platform.

Amortization of proprietary technology was $600,000 for the years ended June 30, 1998 and 1997, respectively.

Capitalized Software Costs
--------------------------
Management believes that technological feasibility of the System has been demonstrated. Accordingly, certain product enhancements have been capitalized. Such capitalized amounts are amortized commencing with product introduction over the greater of the ratio of current gross revenue for a product to the total expected gross revenue over the life of that product, or the straight line method over the remaining estimated economic life of sixty (60) months. The unamortized capitalized costs by product are reduced to an amount not to exceed the future net realizable value by product at each balance sheet date. Future net realizable value is determined through sales forcasts based on existing and anticipated sales agreements. Although it is possible that management's estimate for the future net realizable value could change in the near future, management is not currently aware of any events that would result in a change to its estimate which would be material to OCG's financial position or its results of operations.

In fiscal 1998 and 1997, OCG capitalized $137,847 and $194,510 related to the development of its Windows 95 version of the System.

Amortization of capitalized software costs was $46,941 and $4,863, for the years ended June 30, 1998 and 1997, respectively.

Revenue Recognition
-------------------
OCG recognizes sales of computer software systems when delivery has been made and substantially all of the services to be provided by OCG have been completed.

OCG recognizes revenues from fees charged to medical providers for the use of the System as the services are provided.

OCG recognizes sales of the CIG when shipment is made against a valid purchase order.

Net Loss Per Share
------------------
In 1998, OCG adopted Statement of Financial Accounting Standards No. 128
("FAS 128") that requires the reporting of both basic and diluted earnings per share. Basic net loss per share is computed by dividing net loss available to common shareowners by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Prior year's loss per share was not effected by the adoption of FAS 128. Potentially dilutive securities are excluded from the fully diluted loss per share calculation for 1998 and 1997 because their effect would be antidilutive.

Accounting for Stock Based Compensation
---------------------------------------
OCG has chosen to adopt the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and to continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, OCG has not recognized compensation expense with respect to such awards because the exercise price of options and warrants granted to employees has approximated the fair market value of the common stock at the respective grant dates.

Research and Development
------------------------
Research and development costs are expensed as incurred.

Concentrations and Other Risks
------------------------------
A significant position of OCG's revenues are derived from the resale of a third party software program. If OCG should loose the right to sell this software, it would result in a material decrease in revenues.

The market for the System is characterized by, among other things, rapid technological developments, evolving industry standards, changes in customer requirements, frequent new product introductions and enhancements. Sales of the System could be adversely affected by changes in the relationships between medical provides, patients and insurance companies.

OCG's credit concentrations are limited due to the wide variety of customers in the health care industry and the geographic areas into which OCG's systems and services are sold.

Cash
----
OCG considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. There were no cash equivalents at June 30, 1998 and 1997. As of June 30, 1998, OCG had cash balances at a major brokerage institution in excess of Federal Deposit Insurance Coverage.

Reclassifications
-----------------
Certain reclassifications have been made to the 1997 financial statements in order to conform with the current year presentation.

New Accounting Pronouncements
-----------------------------
SOP 98-4, Software Revenue Recognition, is effective for fiscal years beginning after December 15, 1997. This Statement provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and establishes certain criteria for revenue recognition. OCG is currently assessing the impact that the revenue recognition criteria stated in this pronouncement will have on its consolidated financial statements.

NOTE 2.  NOTES RECEIVABLE

Demand notes receivable of $707,250 were issued by various individuals including Officers and Directors of OCG in connection with their fiscal 1998 exercise of warrants for the purchase of common stock. These demand notes receivable are collateralized by common stock of OCG owned by these individuals and bear interest after six months at the prime rate. Subsequent to June 30, 1998, $177,500 of the notes have been repaid (see Note 6).


NOTE 3.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

Equipment held under fee for service arrangements			     	$366,675
Machinery and equipment							                             215,532
                                                          --------
                                                           582,207
Less:  accumulated depreciation						                      426,128
                                                          --------
                                                          $156,079
                                                          ========
Depreciation expense was $106,817 and $91,945 for the years ended June 30,
1998 and 1997, respectively.


NOTE 4.  OTHER ASSETS

Other assets consists of the following:

Due from officers (non-interest bearing)					$105,512 (a)
Other assets									                           4,189
									                                    --------
                                            	$109,701

(a) Due from officers have no specified repayment date.

NOTE 5.  NOTE PAYABLE - RELATED PARTY

Note payable is to a relative of an Officer and Director of OCG, is unsecured, due on demand, and bears interest at 2% above the prime rate per annum.

NOTE 6.  SHAREHOLDERS' EQUITY

Preferred Stock
---------------
On July 12, 1984, the shareholders of OCG approved the creation of a class of 1,000,000 shares of preferred stock, and authorized the Board of Directors to establish and designate the number of shares and relative rights, preferences and limitations of such preferred stock.

Series E Preferred Stock
------------------------
In June 1992, the Board of Directors designated 100,000 shares of Preferred Stock as Series E Preferred Stock. These shares were issued in conjunction with the acquisition of Mooney Edwards. These shares: (i) are non-convertible with the right to vote on the same basis as the holders of OCG's common stock,
(ii) may be redeemed in whole or in part at the option of OCG at a price of $30 per share plus all accrued and unpaid dividends thereon, and, (iii) have the right to dividends which are not cumulative and are limited to a fraction of all cash dividends declared and to be distributed by OCG to all classes of its shareholders in any fiscal year, the (A) numerator of which shall be an amount equal to fifty (50%) percent of the net profits of Mooney Edwards for the prior fiscal year; and the (B) denominator of which shall be the sum of the net profits of OCG (including those of Mooney Edwards) for such prior fiscal year, and no more. No dividends to Series E Preferred shareholders were due at June 30, 1998 and 1997.

Common Stock
-----------
In fiscal 1998, OCG sold 2,062,715 shares of common stock in private placements for $839,650, which was exempt from registration under the Securities Act of 1933, to individuals, all of whom were "accredited investors". These shares are not registered.

In fiscal 1998, OCG issued 104,250 shares of common stock to various persons for public relations, planning and marketing services. OCG recorded $69,500 of expense in the statement of operations for the year ended June 30, 1998.

In fiscal 1997, OCG sold 68,400 shares of common stock for $0.95 per share, the gross proceeds of which were $65,000.

In fiscal 1997, OCG sold 352,300 shares of common stock in a private placement to individuals, all of whom were "accredited investors", at a price of $.85 per share receiving proceeds of $299,455. These shares were issued pursuant to the exemption provisions of Regulation S of the Securities Act of 1933.

In fiscal 1997, OCG issued 38,000 shares of common stock to various persons for public relations and planning and marketing services rendered. OCG has recorded expenses of $36,125 in the statement of operations for the year ended June 30, 1997.

NOTE 6.  SHAREHOLDERS' EQUITY

Warrants
--------
OCG accounts for warrants granted to employees and directors under APB No. 25. Had compensation costs of these warrants been determined consistent with SFAS No. 123, OCG's consolidated net loss and net loss per share would have been as follows:

                            								      1998   	            1997
Net loss as reported................. $(2,214,768)	       $(1,481,963)
Net loss pro forma...................	$(2,541,230)	       $(2,177,978)
Primary loss per share as reported....$      (.08)        $      (.06)
Primary loss per share pro forma......$      (.10)	       $      (.09)

	The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts.

All transactions with individuals other than those considered employees, as set forth within the scope of APB No. 25, have been accounted for under the provisions of SFAS No. 123 during fiscal 1998 and 1997.

Warrants issued for services generally vest immediately. Warrant activity for the years ended June 30, 1998 and 1997 is summarized as follows:

                                  					     1998     	    1997

Outstanding at beginning of year		       5,316,000	    4,396,000
   Warrants granted				                  2,197,000    	1,900,000
   Warrants exercised			                (3,146,000) 	   (905,000)
   Warrants canceled			                   (263,000)	     (75,000)
                                        -----------    ----------
Outstanding at end of year			            4,104,000	     5,316,000

The fair value of each warrant grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions:

                              					  1998  	          1997

Risk-free interest rate			          5.375%     		     5.8%
Expected dividend yield		             -	            		  -
Expected lives				                    3  	        		   3
Expected stock price violatility	     105% 	          130%

In fiscal 1998 and 1997, all warrants were granted at an exercise price higher than the market price at the date of issuance. OCG issued warrants for the following:

                                                              				Value of
	                                 Warrants		    Exercise Price		  Warrants
1997
----
Compensatory
------------
Consultants	                	 	   705,000		     $.  93 - $1.00		  $338,670

Non compensatory
----------------
Employees and directors	        1,195,000		     $1.00 - $1.09		        -
                                ---------                         --------
                            				1,900,000					                    $338,670


1998
----
Compensatory
------------
Related party - rent	 	           200,000		      $0.65		          $ 53,850
Non-employee directors	           150,000	       $0.65		            40,500
Consultants			                    600,000		      $  .49 - $1.00		  163,966

Non compensatory
----------------
Employees and directors	        1,247,000	       $0.65  - $.80        -
                                ---------                         --------
                            				2,197,000		                    			$258,316
                                =========                         ========

In fiscal 1998, warrants were exercised to purchase 3,146,000 shares of OCG's common stock for $907,000 in demand notes and the shares were issued. As of June 30, 1998, $707,250 remained unpaid of which $177,500 was subsequently collected (see Note 2).

In fiscal 1997, warrants were exercised to purchase 285,000 shares of OCG's common stock for $130,000.

In fiscal 1997, warrants were exercised to purchase 390,000 shares of OCG's common stock for $177,750 consisting of cash of $115,750 and demand notes of $62,000.

In fiscal 1997, warrants were exercised to purchase 230,000 shares of OCG's common stock for $103,500 consisting of cash of $13,000 and a demand note of $90,500.

-----------------
At June 30, 1998, 4,104,000 shares of OCG common stock were reserved for future issuance with respect to the following warrants:

                     									                              Number of
Expiration				                         Exercise Price     Common Shares

November 1998				                          $1.00			          50,000
December 1998				                          $0.40			          50,000
April 1999					                            $0.40			         100,000
April 1999					                            $1.00-$1.53       70,000
July 1999					                             $1.09  			     1,217,000
January 2000					                          $1.00			         475,000
July 2000					                             $1.00			          60,000
July 1999 - October 2001			                $0.47-$1.69      230,000
October 1999					                          $0.75		 	        447,000
November 1999				                          $0.90 			        100,000
December 1999				                          $0.70			          75,000
November 2000				                          $0.72 			        150,000
January 2001					                          $0.80 			        100,000
March 2001					                            $0.65	 		        980,000
                                                          ---------
                                                          4,104,000


NOTE 7.  COMMITMENTS AND CONTINGENCIES

A)	Consulting Agreement
-----------------------
In September 1995, PSI entered into a consulting agreement with a major health care provider (the "Consultant") to provide advice for changes necessary to assure the medical content of the System is current and accurate and meets the criteria of currently accepted clinical practice. The Consultant will also be furnishing and/or updating physician and patient educational materials, additional diagnostic and follow-up programs and algorithms, appropriate practice guidelines and suggesting changes and/or additions to diagnostic and follow-up programs. PSI has agreed that the compensation of the Consultant will be 15% of the gross revenues actually received and collected by PSI from users of the System.

B)	Royalty Agreement
--------------------
Pursuant to the terms of a research and development agreement with a partnership, OCG is obligated to pay royalties at the rate of 7-1/2 percent of sales of the ambulatory heart monitoring unit through 2002. As additional compensation, the Company pays royalties of 3 percent of CIG sales until the partnership receives $2,750,000 and thereafter 1 percent of CIG sales until the partnership receives an additional $2,750,000.

C)	Employment Agreements
------------------------
(i) In 1992, Mooney Edwards entered into employment agreements with two (2) officers for a five (5) year period which provides for compensation to each officer in an amount equal to, but not to exceed, forty-five (45%) of Mooney Edwards' Net Operating Income, as defined, and the issuance of 50,000 shares of OCG's common stock. This agreement has expired and the parties are on a month-to-month basis while negotiating a new agreement.

(ii) In 1994, PSI entered into an employment contract with an officer for a sixty (60) month period expiring May 1999 in the amount of $57,400 per annum. The future minimum salary for the year ended June 30, 1999 is $57,400.

D)	Rental Agreement
-------------------
PSI has a non-cancelable operating lease for its offices which expires in July 1999. Future minimum lease payments under this lease are as follows:

                     June 30,
                     -------
                       1999				$24,993
                       2000		    2,083
                               -------
                       								$27,076

Rent expense for the years ended June 30, 1998 and 1997 was $59,361 and $42,708, respectively.

E) INSURANCE COVERAGE
---------------------
Mooney Edwards does not have general business liability insurance. The financial statements do not include a provision for this contingency.

NOTE 8.  INCOME TAXES

At June 30, 1998, OCG had net operating loss carryforwards of approximately $13,180,000 which will expire at various dates from 1999 through 2018 subject to certain limitations. The deferred tax asset arising from net operating loss carryforwards are offset by a 100% valuation allowance due to the uncertainty as to their realization.

OCG has entered into numerous equity transactions which may significantly limit the utilization of these net operating losses, pursuant to Internal Revenue Code Section 382. OCG has not performed a study to determine the effects of Section 382, and accordingly is unable to determine the annual limitations which may be imposed pursuant to Section 382.

NOTE 9.  RELATED PARTY TRANSACTIONS

A)	Certain of OCG's officers served without cash compensation for the years ended June 30, 1998 and 1997.

B)	OCG utilized the physical facilities of a related party at no charge in fiscal 1997. In fiscal 1998, OCG issued 200,000 warrants at an exercise price of $0.65 per share to rent office space. OCG recorded rent expense of $13,463 for the year ended June 30, 1998 (See Note 6).

C) Mooney Edwards leases its office space on a month to month basis, from a partnership in which the officers of Mooney Edwards have an ownership interest. Rent expense under this lease for the years ended June 30, 1998 and 1997 was $18,559 and $17,853, respectively.