Form 10QSB
period 1998-09-30
OCG TECHNOLOGY INC
filed 1999-01-08
CIK 73779

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

(Mark One)
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

                       For the quarterly period ended September 30, 1998



   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                       For the transition period from __________ to___________

                               Commission file number   0-5186
                                                      --------

                               OCG TECHNOLOGY, INC.
        ----------------------------------------------------------------
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


                               (212) 967- 3079
                          -------------------------
                         (Issuer's telephone number)



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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Class                       Shares Outstanding at December 24, 1998
-----------------------------         ---------------------------------------
Common Stock ($.01 par value)                   29,828,224 Shares

                OCG TECHNOLOGY, INC. AND SUBSIDIARIES


                                INDEX







PART I. - FINANCIAL  INFORMATION                               PAGE NUMBER


Consolidated Condensed Balance Sheets
September 30, 1998 and June 30, 1998                                1


Consolidated Condensed Statements of Loss for the
Three Months Ended September 30, 1998 and 1997                      2


Consolidated Condensed Statements of Cash Flow for
the Three Months Ended September 30, 1998 and 1997                  3


Notes to Consolidated Condensed Financial Statements                4


Management's Discussion and Analysis of
Financial Condition and Results of Operations                       6


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                          9

                  				  OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED BALANCE SHEETS

                                      						September 30, 1998		JUNE 30, 1998
ASSETS						                                    (UNAUDITED)		      (AUDITED)
Current Assets:
	Cash			                                      $    349,106		    $    475,323
	Receivables, trade					                            73,807		          44,380
	Demand notes receivable					                       30,250		         177,500
	Other current assets					                           3,656		         109,701
                                              ------------      ------------
    		Total current assets				                     456,819		         806,904

Property and equipment, net of
   accumulated depreciation of
		 ($476,050)		($459,941)		                        148,344		         156,078

Proprietary technology, net of
   accumulated amortization of
		 ($3,068,423)		($3,051,806)		                    311,317		         280,552

Other assets                               	  					184,199		         115,115
                                              ------------      ------------
      	Total assets					                      $  1,100,679		    $  1,358,649
                                              ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
	Accounts payable and accrued expenses					   $    110,585		    $    151,740
	Note Payable - related party					                  11,344		          11,344
	Due to Officer (non-interest bearing)					         15,121		          15,121
								                                      ------------      ------------
		Total current liabilities				                    137,050		         178,205
                                              ------------      ------------

Shareholders' equity: (Note 4)
	Preferred stock $.10 par value, Series E					      10,000		          10,000
	Common stock $.01 par value					                  298,282		         298,282
	Additional paid-in capital					                23,542,486		      23,542,486
	Deficit					                                  (22,320,139)		    (22,078,074)
	Subscription receivable					                     (504,500)		       (529,750)
                                              ------------      ------------
                                           						1,026,129		       1,242,944
	Less treasury stock, at cost					                 (62,500)		        (62,500)
                                              ------------      ------------
		Total shareholders' equity				                   963,629		       1,180,444
                                              ------------      ------------
Total liabilities and shareholders' equity				$		1,100,679		    $  1,358,649
                                              ============      ============


	See accompanying notes to consolidated condensed financial statements

                                					1

<CAPTION
                           OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                         (UNAUDITED)



                                           THREE MONTHS ENDED SEPTEMBER 30,


                                                1998                1997

Revenue:
           Sales                           $   287,253         $   208,599
                                           -----------         -----------


Costs and expenses:

           Cost of sales                       129,696              64,495

           Marketing, general and
            administrative                     402,597             471,350

           Interest - net                       (2,975)               (257)
                                           -----------         -----------
Total Expenses                                 529,318             535,588
                                           -----------         -----------
Net Income (Loss)                          $  (242,065)        $  (326,989)
                                           ===========         ===========

Weighted average number of
       shares outstanding
       during period                        29,828,224          24,516,759
                                           ===========         ===========


Loss per Common Share                      $     (0.01)        $     (0.01)
                                           ===========         ===========

    See accompanying notes to consolidated condensed financial statements

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                          STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)


                                                       THREE MONTHS ENDED SEPTEMBER 30,


                                                               1998         1997
Cash flows from operating activities:

    Net income (loss)                                       $(242,065)   $(326,989)
                                                            ----------   ----------
    Adjustments to reconcile net income (loss)
         to net cash used in operating activities:

         Depreciation and amortization                         33,080      186,428
         Issuance of stock and warrants for services                0        7,500
         Amortization of unearned compensation                      0            0
         Amortization of Black Scholes valuation               22,013            0
    Changes in assets and liabilities
         (Increase) decrease in receivables                   (29,427)       9,701
         (Increase) decrease in demand notes                  147,250      108,500
         (Increase) decrease in other current assets          106,045       (3,495)
         (Increase) decrease in property and equipment         (8,375)      (3,039)
         (Increase) decrease in Proprietary Technology        (47,383)           0
         (Increase) decrease in other assets less
              Black Scholes value                             (91,450)           0
         (Decrease) in accounts payable and
              accrued expenses                                (41,155)     (58,323)
                                                            ----------   ----------
                 Total adjustments                             90,598      247,272
                                                            ----------   ----------
                 Net cash used in operating activities       (151,467)     (79,717)
                                                            ----------   ----------
Cash flows from financing activities:

           Increase (decrease) in due to shareholders               0            0
           (Increase) decrease in subscription receivable      25,250            0
           Proceeds from issuance of common stock                   0            0
                                                            ----------   ----------
                 Net cash changes from
                             financing activities              25,250            0
                                                            ----------   ----------
Net increase (decrease) in cash                              (126,217)     (79,717)

Cash, beginning of period                                     475,323      167,996
                                                            ----------   ----------
Cash, end of period                                          $349,106    $  88,279
                                                            ==========   ==========


      See accompanying notes to consolidated condensed financial statements

                    OCG TECHNOLOGY, INC. AND UBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (UNAUDITED)

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1998 and the results of operations for the three months ended September 30, 1998 and 1997 and the statements of cash flows for the three months ended September 30, 1998 and 1997. The June 30, 1998 balance sheet has been derived from the Company's audited financial statements.

        The results of operations for the three months ended
September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

3. Other assets decreased due primarily to the amortization of the value previously assigned under a Black Scholes calculation to warrants issued for marketing and corporate services to be rendered and rent and other services. This value continues to be amortized over the life of the services rendered .

4.      Capital Changes:

        There were no capital changes during the three months ended September 30, 1998.

                OCG TECHNOLOGY, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     A SUMMARY OF INCREASES (DECREASES) IN THE ITEMS INCLUDED IN
           THE CONSOLIDATED STATEMENTS OF LOSS IS SHOWN BELOW:


General
-------
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere herein. The following discussion contains predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties While this outlook represents the Company's current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein.

The Company has experienced recurring losses from operations and has relied on the sale of equity interests in the Company to fund its operations. If necessary, the Company intends to provide additional working capital through the sale of equity interests in the Company. Although, in the past, the Company has been able to provide working capital through the sale of equity interests in the Company, there can be no assurances that the Company will succeed in its efforts, which creates a doubt about its ability to continue as a going concern.

Results of Operations
---------------------
Total revenues increased $78,654 for the three months ended
September 30, 1998 as compared to the same period for 1997 primarily as a result of an increase in the three month revenues of Mooney-Edwards Enterprises, Inc. ("MIS"), a subsidiary of the Company. Cost of sales increased by $65,201 for the three months ended September 30, 1998 as compared to the same period for 1997.
The sales of OCG Technology, Inc. ("OCGT"), Prime Care Systems, Inc ("PSI"), a subsidiary of the Company and MIS were $0, $3,000 and $283,912 respectively, for the three months ended September 30, 1998.

Marketing, general and administrative expenses decreased $68,753 for the three months ended September 30, 1998 as compared to the same period for 1997. OCGT's expense increased and PSI's expenses decreased in the three months ended September 30, 1998 as compared to the same period in 1997. OCGT's expense increased due to increased marketing salaries and increased corporate expenses, including amortization of Black Scholes valuations. PSI's expenses decreased due to a reduction in amortization as a result of the completion of write off of the value of the DOS version of the PrimeCare System and capitalization of costs of the Windows version of the PrimeCare Patient Management System.

Liquidity and Capital Resources
-------------------------------
At September 30, 1998 the Company had a current ratio of 3.33 to 1 compared to 1.43 to 1 as of September 30,1997. The net loss from operations for the three months ended September 30 1998 was $242,065 of which loss non-cash charges of $55,093 accounted for 23% of the total loss from operations. The Company has experienced recurring losses from operations and has been unable to provide sufficient working capital from operations and has relied significantly on the sale of equity interests in the Company, and the exercise of warrants and loans from shareholders to fund its operations. The Company's auditors have included an explanatory paragraph regarding the ability of the Company to continue as a "going concern".


Cash on hand and accounts receivable were $422,913 at September 30, 1998. The Company also has $534,250 of demand notes due principally from officers and directors related to their exercise of warrants. In addition, the Company has Cardiointegraph equipment, in the final stages of manufacture, which will be available to lease on a fee for service basis. In the past, the Company's principal means of overcoming its cash shortfalls from operations was from the sale of the Company's common stock. During the three months ended September 30, 1998, the Company did not need to raise any cash through the sale of equity interests and no warrants were exercisable during that period. Although, in the past, the Company has been able to provide working capital through the sale of equity interests in the Company and through the exercise of warrants, there can be no assurances that the Company will succeed in its efforts.

        PSI, a Delaware corporation, was acquired by the Company as of May 16, 1994. PSI owns all right, title and interest in the PrimeCareTM System, which is protected by copyrights. The PrimeCareTM System is a patient-centered, interactive, computer program that brings efficiencies to the patient/physician encounter while improving the standard of care and reducing costs. Patients interact directly with the PrimeCareTM System, during what is usually waiting time. A detailed patient history is obtained without taking any of the physician's time. Patients are seated at a computer and answer complaint-specific questions by using just the number keys to indicate answers that apply to them; no typing or computer skills are required. The software also has bilingual capabilities, allowing Spanish-speaking patients to interact in their preferred language. When the patient questionnaire is completed, the PrimeCareTM System creates a preliminary report for the physician to review before examining the patient. The preliminary report contains the patient's current problems, medications and allergies, all positive and significant negative subjective responses, vital signs and a list of the diagnostic considerations triggered by the patient's responses. By freeing up the time physicians would normally have to spend asking patient history questions and recording responses, PrimeCareTM permits physicians to see more patients in less time , while improving the quality of care. The PrimeCareTM System is also easy for the physician to understand and use . The same simple key stroke process lets the physician document: his physical findings, his assessment, the treatment plan, the prescribed medications and select patient education materials. At the conclusion of the encounter a final report of the visit , patient educational materials, and prescriptions are printed for the patient.

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

        The PrimeCare(TM) System requires continual: (1) updates of medical content; (2) additions and enhancements to expand the scope of the system; and (3) incorporation of advances in both hardware and software technology to maintain a "state of the art" system. On September 15, 1995, the Company entered into an agreement with the Mount Sinai School of Medicine ("MSSM") which provides for the MSSM to assume the task of updating and enhancing the medical content of the PrimeCare(TM) System. The Company has completed development of the Windows 95/NT version of the PrimeCare(TM) System and has also completed an interface which enables the PrimeCare(TM) System to communicate with other systems used in medical facilities. This provides a method for these systems to transfer information to the PrimeCare(TM) System, such as patient demographics and appointment scheduling. The Company has also completed its side of interface capabilities to enable the PrimeCare(TM) System to transfer information (such as billing information including E&M codes, ICD9 codes and CPT codes) to these other systems. The Company has ceased supporting its DOS version of the PrimeCare(TM) System.

        The Company has also completed other enhancements and features to the operation of the PrimeCare(TM) System which includes:

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

        (4) The Company has introduced PrimeCareTM on the Web, which is a secure Internet enhanced version of the PrimeCareTM System. PrimeCareTM on the Web enables the patient to complete one, or more, detailed medical history questionnaires that relate to the patient's chief complaint, as selected by their physician. The patient, using a unique ID and password, can securely and anonymously complete the questionnaire(s) from the comfort of their home, workplace, school, vacation site or even while waiting to see their physician, if Internet capability is available. The medical report generated for the physician contains the patient's responses, and a list of differential diagnoses associated with the patient's responses. The report highlights the significant diagnoses and enables the physician to choose an appropriate preliminary course of action.

        The Company has commenced marketing the Windows 95/NT version of the PrimeCareTM System. The marketing of the PrimeCareTM System was initiated in the northwest Florida area through MIS (see below). Installations were limited to two sites to enable both PSI and MIS to review and evaluate the procedures established for installation and training. This initial commercial marketing of the PrimeCareTM System has been very successful. In the first medical practice in which the PrimeCareTM System was installed efficiency radically improved. The number of patients seen during normal office hours increased two patients per hour through use of the PrimeCareTM System . At the same time, the documentation of the patient record and the quality of care greatly improved. This was substantiated during a periodic review of the medical records of this medical practice, conducted by a large nationally known managed health care plan (the "Plan"), an insurance carrier with whom the physician has contracted. The Plan's reviewer evaluated the medical records maintained by this medical practice and gave a score of 100, based on a scale of 0 to 100. The reviewer's comments stated: "There has been a recent improved documentation product called PrimeCare that will greatly improve the quality of care and continuity of care for the patients." Based information and experience learned during the initial marketing program, the Company made modifications and improvements to enhance the PrimeCareTM System.

        Thereafter, a program was commenced to recruit distributors to market the PrimeCare(TM) System. The type of distributors sort by the Company are those who currently sell, install and service medical office and billing systems to medical facilities. MIS (see "Medical Information Systems" below) is the first of such dealers to be recruited and has licensed and installed the Windows 95/NT version of the PrimeCare(TM) System in medical facilities on a pay per use basis. Having reached the point in product development where a full marketing effort was desirable, the Company during January 1998 engaged an experienced healthcare professional, as Exec. V.P., whose primary responsibility was to review existing plans and to modify and enhance these plans to develop a comprehensive sales and marketing program and thereafter carry-out this program. These marketing and sales program has been completed, including creation and printing of new product literature, and a new exhibit booth. The completed plans call for the PrimeCareTM System to be marketed primarily through the following business models:

                (a) recruitment of value added resellers ("VARs") and authorized dealers
                (b)  direct sales to large at-risk healthcare entities
                (c)   private labeling opportunities

        Full product roll-out commenced in the end of May at a medical conference in San Antonio where the Company participated as an exhibitor. Exhibiting the Company's products at selected health care industry conventions is a component of the marketing and sales program. The Company appeared as an exhibitor at two health care industry conventions in the month of October. Several VARs, who sell, install, and service, billing systems to medical facilities, have agreed to market the PrimeCareTM System. However, no assurances can be given that the Company's marketing plan will succeed.

        The Company markets the PrimeCareTM System as a service, on a pay for use basis, with a maximum charge of $2.00 per patient visit. This charge per patient visit has been increased from $1.50. This marketing method eliminates a significant financial commitment to purchase the software, plus monthly maintenance charges for updates, and ties the cost directly to use. Physician users have stated that the financial benefits derived by the physician from use of the PrimeCareTM System exceeds the $2.00 cost per patient visit. One such benefit is the elimination of the need to dictate, transcribe and then review the transcription of the entire patient record. Transcribing costs range between $4 and $7 per page.

The CodeComplierTM
------------------
        The Company has completed development of software which computes the E&M code. Designed to be used in conjunction with the Company's PrimeCareTM System, CodeComplierTM takes the guess work out of E&M compliance. As each item of information is entered into and collected by the PrimeCareTM System during the patient encounter, the CodeComplierTM organizes the data in the proper classification and using the 1997 HCFA guidelines, automatically calculates the applicable E&M code.

        Since the CodeComplierTM automatically calculates the applicable E&M code from data collected by the PrimeCareTM System during the patient encounter, it totally eliminates the time and effort which would otherwise be required by physician office personnel to complete this task. The marketing strategy is to offer the CodeComplierTM to medical facilities interested in the PrimeCareTM System. The Company markets the CodeComplierTM as a service, on a pay for use basis, with a maximum charge of $1.00 per patient visit. This pricing method conforms to the Company's philosophy of tying the product's cost directly to its use. The Company believes that the saving in labor costs and other financial benefits derived by the physician from use of the CodeComplierTM far exceeds the $1.00 cost per patient visit.

        According to the American Medical Association, there are over 650,000 physicians in the U.S., creating a very large potential market for the System. The Company estimates that as many as 250,000 of these physicians could use the System routinely. It is estimated that the average number of patient visits per month for a primary care physician is between 500 and 600. Assuming 500 patient visits per month at a combined total fee for the PrimeCareTM System and the CodeComplierTM of $2.00 per visit, each 100 physicians using the System could generate revenues of $1,200,000 per year for the Company. However, no assurances can be given that a significant number of physicians will contract for and use the PrimeCareTM System and the CodeComplierTM.

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

DATE : January 8, 1998