Form 10QSB
period 1998-12-31
OCG TECHNOLOGY INC
filed 1999-02-09
CIK 73779

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-QSB

(Mark One)
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                           For the quarterly period ended  December 31, 1998

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from __________ to___________

                       Commission file number        0-5186
                                              -------------------------

                         OCG TECHNOLOGY, INC.
  ----------------------------------------------------------------
  (Exact name of small business issuer as specified in its charter)



           DELAWARE                                13-2643655
 ------------------------------          ---------------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
 incorporation or organization)


               450 West 31st Street, New York, New York 10001
               ----------------------------------------------
                  (Address of principal executive offices)


                           (212) 967- 3079
                     ---------------------------
                     (Issuer's telephone number)



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

          Class                       Shares Outstanding at February 9, 1999
-----------------------------         ---------------------------------------
Common Stock ($.01 par value)                     29,828,224 Shares

                    OCG TECHNOLOGY, INC. AND SUBSIDIARIES


                                INDEX







PART I. - FINANCIAL  INFORMATION                           PAGE NUMBER


Consolidated Condensed Balance Sheets
December 31, 1998 and June 30, 1998                             1


Consolidated Condensed Statements of Loss for the
Three and Six Months Ended December 31, 1998 and 1997           2


Consolidated Condensed Statements of Cash Flow for
the Six Months Ended December 31, 1998 and 1997                 3

Notes to Consolidated Condensed Financial Statements            4

Management's Discussion and Analysis of
Financial Condition and Results of Operations                   6




PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                      9

                              OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                              CONSOLIDATED CONDENSED BALANCE SHEETS


                                                         DECEMBER 31, 1998   JUNE 30, 1998
                                                             (UNAUDITED)        (AUDITED)
ASSETS
Current Assets:
        Cash                                               $    119,116      $    475,323
        Receivables, trade                                       91,792            44,380
        Demand notes receivable                                  67,500           177,500
        Other current assets                                      3,376           109,701
                                                           ------------      ------------
               Total current assets                             281,784           806,904
                                                           ------------      ------------
Property and equipment, net of accumulated depreciation
     of  ($491,554)   ($459,941)                                143,351           156,078

Proprietary technology, net of accumulated amortization
     of ($3,087,410) ($3,051,806)                               342,300           280,552

Other assets                                                    124,154           115,115
                                                           ------------      ------------
        Total assets                                       $    891,589      $  1,358,649
                                                           ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Accounts payable and accrued expenses              $    109,479      $    151,740
        Note Payable - related party                             11,344            11,344
        Due to Officer (non-interest bearing)                    15,121            15,121
                                                           ------------      ------------
               Total current liabilities                        135,944           178,205
                                                           ------------      ------------

Shareholders' equity: (Note 4)
        Preferred stock $.10 par value, Series E                 10,000            10,000
        Common stock $.01 par value                             298,282           298,282
        Additional paid-in capital                           23,546,486        23,542,486
        Deficit                                             (22,569,373)      (22,078,074)
        Subscription receivable                                (467,250)         (529,750)
                                                           ------------      ------------
                                                                818,145         1,242,944

Less treasury stock, at cost                                    (62,500)          (62,500)
                                                           ------------      ------------
Total shareholders' equity                                      755,645         1,180,444
                                                           ------------      ------------
Total liabilities and shareholders' equity                 $    891,589      $  1,358,649
                                                           ============      ============


See accompanying notes to consolidated condensed financial statements



                             OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                          (UNAUDITED)


                               THREE MONTHS ENDED DECEMBER 31,      SIX MONTHS ENDED DECEMBER 31,

                                    1998          1997                   1998         1997

Revenue:
     Sales                     $  251,763     $  193,075             $  539,016   $  401,674
                               ----------     ----------             ----------   ----------

Costs and expenses:
     Cost of sales                128,841         58,646                258,537      123,141

     Marketing, general and
         administrative           374,085        421,446                776,660      892,796

     Interest - net                (1,906)           187                 (4,881)         (70)
                               ----------     ----------             ----------   ----------
Total Expenses                    501,020        480,279              1,030,316    1,015,867
                               ----------     ----------             ----------   ----------
Net Income (Loss)              $ (249,257)    $ (287,204)            $ (491,300)  $ (614,193)
                               ==========     ==========             ==========   ==========

Weighted average number of
     shares outstanding
     during period             29,828,224     25,154,389             29,828,224    24,834,832
                               ==========     ==========             ==========    ==========


Loss per Common Share             $(0.01)        $(0.01)                $(0.02)       $(0.02)
                               ==========     ==========             ==========    ==========





     See accompanying notes to consolidated condensed financial statements

                     OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                           STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)


                                                      SIX MONTHS ENDED DECEMBER 31,


                                                              1998             1997
Cash flows from operating activities:

 Net income (loss)                                         $(491,300)      $ (614,193)
                                                           ----------      -----------
  Adjustments to reconcile net income (loss)
            to net cash used in operating activities:

       Depreciation and amortization                          67,924          372,998
       Issuance of stock and warrants for services             4,000           47,800
       Amortization of Black Scholes valuation                21,548            4,075

  Changes in assets and liabilities
       (Increase) decrease in receivables                    (47,412)           9,288
       (Increase) decrease in demand notes                   110,000          (25,250)
       (Increase) decrease in other current assets           106,325            4,312
       (Increase) decrease in property and equipment         (18,886)          (5,953)
       (Increase) decrease in Proprietary Technology         (97,352)         (59,770)
       (Increase) decrease in other assets less
              Black Scholes value                            (31,293)         (34,207)
       (Decrease) in accounts payable and accrued expenses   (42,261)         (73,836)
                                                           ----------      -----------
            Total adjustments                                 72,593          239,457
                                                           ----------      -----------
            Net cash used in operating activities           (418,707)        (374,736)
                                                           ----------      -----------

Cash flows from financing activities:

  Increase (decrease) in due to shareholders                       0                0
  (Increase) decrease in subscription receivable              62,500         (211,500)
  Proceeds from issuance of common stock                           0        1,228,900
                                                           ----------      -----------
            Net cash changes from financing activities        62,500        1,017,400
                                                           ----------      -----------
Net increase (decrease) in cash                             (356,207)         642,664

Cash, beginning of period                                    475,323          167,996
                                                           ----------      -----------
Cash, end of period                                        $ 119,116       $  810,660
                                                           ==========      ===========


  See accompanying notes to consolidated condensed financial statements

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (UNAUDITED)

1. In the opinion of OCG Technology, Inc. (which, together with its subsidiaries, unless the context otherwise requires, is referred to as the "OCGT"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 1998 and the results of operations for the three and six months ended December 31, 1998 and 1997 and the statements of cash flows for the six months ended December 31, 1998 and 1997. The June 30, 1998 balance sheet has been derived from OCGT's audited financial statements.

        The results of operations for the six months ended December 31, 1998 are not necessarily indicative of the results to be expected for the full year.

        While OCGT believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in OCGT's latest annual report on Form 10-KSB.

        The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. Because of significant operating losses, OCGT's ability to continue as a going concern is dependent upon its ability to obtain sufficient additional financing and, ultimately, upon future profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should OCGT be unable to continue in existence.

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

4.      Capital Changes:

        During the three months ended December 31, 1998, for services rendered in accord with the terms of a consulting agreement, warrants were issued to purchase a total of 20,000 shares of the OCGT's common stock at exercise prices of $0.26 and $0.39 per share with exercise dates of said warrants expiring November 1 and December 1, 2000. OCGT reflected a total expense of $4,000 for the three month period ended December 31, 1998.

        During the three months ended December 31, 1998 OCGT issued warrants to acquire 150,000 shares of OCGT's common stock at an exercise price of $0.65 which expire December 10, 2001. These warrants were issued to an Officer and Director of OCGT. On the date of issue the quoted market price of the OCGT's common stock was less than the per share exercise price of the warrants.

        On December 9, 1998 OCGT's Board of Directors reduced the exercise price of previously issued warrants to $0.65 as follows:
1,217,000 warrants exercisable on or before July 25,1999 were reduced from an exercise price of $1.09; 475,000 warrants exercisable on or before January 14, 2000 were reduced from an exercise price of $1.00; 447,000 warrants exercisable on or before October 24,1999 were reduced from an exercise price of $0.75; 50,000 warrants exercisable on or before April 1,1999 were reduced from an exercise price of $1.00; and140,000 warrants expiring between May 31,1999 and June 30, 2000 were reduced from exercise prices ranging between $0.84 and $1.69. A significant portion of these warrants are issued to Officers and Directors of OCGT.

                OCG TECHNOLOGY, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       A SUMMARY OF INCREASES (DECREASES) IN THE ITEMS INCLUDED IN
           THE CONSOLIDATED STATEMENTS OF LOSS IS SHOWN BELOW:

Results of Operations
---------------------
Total revenues increased $58,688 and $137,342 for the three and six months ended December 31, 1998 as compared to the same periods for 1997 primarily as a result of changes in revenues of Mooney-Edwards Enterprises, Inc. ("MIS"), a subsidiary of OCGT. Cost of sales increased by $70,195 and $135,396 for the three and six months ended December 31, 1998 as compared to the same periods for 1997. The sales of OCG Technology, Inc. ("OCGT"), Prime Care Systems, Inc. ("PSI") and MIS were $0, $10,485 and $528,190 respectively, for the six months ended December 31, 1998.

Marketing, general and administrative expenses decreased $47,361 and $116,136 for the three and six months ended December 31, 1998 as compared to the same periods for 1997. OCGT's expense increased and PSI's expenses decreased in the three and six months ended December 31, 1998 as compared to the same periods in 1997. OCGT's expense increased due to increased marketing salaries and increased corporate expenses, including amortization of Black Scholes valuations. PSI's expenses decreased due to a reduction in amortization as a result of the completion of write off of the value of the DOS version of the PrimeCare System and capitalization of costs of the Windows version of the PrimeCare Patient Management System.

Liquidity and Capital Resources
-------------------------------
At December 31, 1998 OCGT had a current ratio of 2.07 to 1 compared to 8.72 to 1 as of December 31, 1997. The net loss from operations for the six months ended December 31, 1998 was $491,300 of which loss non-cash charges of $93,472, accounted for 19% of the total loss from operations. OCGT has experienced recurring losses from operations and has been unable to provide sufficient working capital from operations and has relied significantly on the sale of equity interests in OCGT, and the exercise of warrants to fund its operations. OCGT's auditors have included an explanatory paragraph in OCGT's Audited Financial Statements regarding the ability of OCGT to continue as a "going concern".

Cash on hand and accounts receivable were $210,908 at December 31, 1998. OCGT also has $534,750 of demand notes due principally from officers and directors related to their exercise of warrants; $67,500 of these notes were paid in cash to OCGT subsequent to December 31, 1998. In the past, OCGT's principal means of overcoming its cash shortfalls from operations was from the sale of OCGT's common stock and the exercise of warrants. During the six months ended December 31, 1998 OCGT did not need to raise cash through the sale of equity interests . Although, in the past, OCGT has been able to provide working capital through the sale of equity interests in OCGT and through the exercise of warrants, there can be no assurances that OCGT will succeed in its efforts.

        PrimeCare Systems, Inc.(" PSI"), a Delaware corporation, was acquired by OCGT as of May 16, 1994. PSI owns all right, title and interest in the PrimeCareTM System, which is protected by copyrights. The PrimeCareTM System is a patient-centered, interactive, computer program that brings efficiencies to the patient/physician encounter while improving the standard of care and reducing costs. Patients interact directly with the PrimeCareTM System, during what is usually waiting time. A detailed patient history is obtained without taking any of the physician's time. Patients are seated at a computer and answer complaint-specific questions by using just the number keys to indicate answers that apply to them; no typing or computer skills are required. The software also has bilingual capabilities, allowing Spanish-speaking patients to interact in their preferred language. When the patient questionnaire is completed, the PrimeCareTM System creates a preliminary report for the physician to review before examining the patient. The preliminary report contains the patient's current problems, medications and allergies, all positive and significant negative subjective responses, vital signs and a list of the diagnostic considerations triggered by the patient's responses. By freeing up the time physicians would normally have to spend asking patient history questions and recording responses, PrimeCareTM permits physicians to see more patients in less time , while improving the quality of care. The PrimeCareTM System is also easy for the physician to understand and use . The same simple key stroke process lets the physician document: his physical findings, his assessment, the treatment plan, the prescribed medications and select patient education materials. At the conclusion of the encounter a final report of the visit , patient educational materials, and prescriptions are printed for the patient.

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

The CodeComplierTM
------------------
        OCGT has completed development of software which computes the E&M code. Designed to be used in conjunction with OCGT's PrimeCareTM System, CodeComplierTM takes the guess work out of E&M compliance. As each item of information is entered into and collected by the PrimeCareTM System during the patient encounter, the CodeComplierTM organizes the data in the proper classification and using the 1997 HCFA guidelines, automatically calculates the applicable E&M code.

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

        According to the American Medical Association, there are over 650,000 physicians in the U.S., creating a very large potential market for the System. OCGT estimates that as many as 250,000 of these physicians could use the System routinely. It is estimated that the average number of patient visits per month for a primary care physician is between 500 and 600. Assuming 500 patient visits per month at a combined total fee for the PrimeCareTM System and the CodeComplierTM of $2.00 per visit, each 100 physicians using the System could generate revenues of $1,200,000 per year for OCGT. However, no assurances can be given that a significant number of physicians will contract for and use the PrimeCareTM System and the CodeComplierTM.

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

DATED: February 9, 1999