Form 10QSB
period 1999-03-31
OCG TECHNOLOGY INC
filed 1999-05-13
CIK 73779

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-QSB

(Mark One)
    [X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                         For the quarterly period ended March 31, 1999

    [ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from __________ to___________

                                        Commission file number  0-5186
                                                              --------

                              OCG TECHNOLOGY, INC.
        ---------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)





              DELAWARE                                  13-2643655
    -------------------------------           -------------------------------
    (State or other jurisdiction of           (IRS Employer Identification No.
     incorporation or organization)



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

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Class                           Shares Outstanding at May 11, 1999
-----------------------------             ----------------------------------
Common Stock ($.01 par value)                      29,878,224 Shares

                OCG TECHNOLOGY, INC. AND SUBSIDIARIES


                                INDEX






PART I. - FINANCIAL  INFORMATION                             PAGE NUMBER

Consolidated Condensed Balance Sheets
March 31, 1999 and June 30, 1998                                  1

Consolidated Condensed Statements of Loss for
the Three and Nine Months Ended March 31, 1999 and 1998           2

Consolidated Condensed Statements of Cash Flow
for the Nine Months Ended March 31, 1999 and 1998                 3

Notes to Consolidated Condensed Financial Statements              4

Management's Discussion and Analysis of
Financial Condition and Results of Operations                     6



PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                        11

                        OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED BALANCE SHEETS

                                              MARCH 31, 1999   JUNE 30, 1998
ASSETS                                         (UNAUDITED)       (AUDITED)
Current Assets:
   Cash                                         $    128,660    $    475,323
   Receivables, trade                                 82,106          44,380
   Demand notes receivable                            19,500         177,500
   Other current assets                                3,376         109,701
                                                ------------    ------------
     Total current assets                            233,642         806,904

Property and equipment, net of accumulated
  depreciation of ($507,338)  ($459,941)             132,920         156,078

Proprietary technology, net of accumulated
  amortization of ($3,108,896) ($3,051,806)          374,038         280,552

Other assets
                                                     130,541         115,115
                                                ------------    ------------
     Total assets                               $    871,140    $  1,358,649
                                                ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses            $107,443        $151,740
   Notes Payable                                      86,344          11,344
   Due to Officer (non-interest bearing)              15,121          15,121
                                                ------------    ------------
     Total current liabilities                       208,908         178,205


Shareholders' equity: (Note 4)
   Preferred stock $.10 par value, Series E           10,000          10,000
   Common stock $.01 par value                       298,782         298,282
   Additional paid-in capital                     23,570,486      23,542,486
   Deficit                                       (22,771,036)    (22,078,074)
   Subscription receivable                          (383,500)       (529,750)
                                                ------------    ------------
                                                     724,732       1,242,944
   Less treasury stock, at cost                      (62,500)        (62,500)
                                                ------------    ------------
   Total shareholders' equity                        662,232       1,180,444
                                                ------------    ------------
Total liabilities and shareholders' equity      $    871,140    $  1,358,649
                                                ============    ============


See accompanying notes to consolidated condensed financial statements

                                      1


                     OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                MARCH 31,                    MARCH 31,
                                                          1999           1998          1999          1998

Revenue:
   Sales                                             $   254,246    $   207,328      $   792,921   $   609,002
                                                     -----------    -----------      -----------   -----------

Costs and expenses:
   Cost of sales                                         130,563        114,413          389,100       237,554

Marketing, general and administrative                    325,355        629,028        1,101,993     1,521,824

Interest - net                                                13         (3,219)          (5,209)       (3,289)
                                                     -----------    -----------      -----------   -----------
Total Expenses                                           455,931        740,222        1,485,884     1,756,089
                                                     -----------    -----------      -----------   -----------
Net Income (Loss)                                    $  (201,685)   $   532,894)        (692,963)   (1,147,087)
                                                     ===========    ===========      ===========   ===========

Weighted average number of shares
   outstanding during period                          29,871,002     27,171,620       29,842,275    25,602,390
                                                     ===========    ===========      ===========   ===========


Loss per Common Share                                $     (0.01)   $     (0.02)     $     (0.02)  $     (0.04)
                                                     ===========    ===========      ===========   ===========





See accompanying notes to consolidated condensed financial statements


                                     2


                     OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                            NINE MONTHS ENDED MARCH 31,

                                                                1999            1998
Cash flows from operating activities:
   Net income (loss)                                        $ (692,963)    $(1,147,088)
                                                            ----------     -----------
   Adjustments to reconcile net income (loss)
        to net cash used in operating activities:
     Depreciation and amortization                             105,547         562,673
     Issuance of stock and warrants for services                28,500          93,000
     Amortization of Black Scholes valuation                    18,510         114,754
   Changes in assets and liabilities
    (Increase) decrease in receivables                         (37,726)         43,320
    (Increase) decrease in demand notes                        158,000         123,500
    (Increase) decrease in other current assets                106,325           4,811
    (Increase) decrease in property and equipment              (24,239)        (21,112)
    (Increase) decrease in Proprietary Technology             (150,575)       (101,092)
    (Increase) decrease in other assets less
       Black Scholes value                                     (34,995)        (77,907)
    (Decrease) in accounts payable and accrued expenses        (44,297)        (69,994)
                                                            ----------     -----------
       Total adjustments                                       125,050         671,953
                                                            ----------     -----------
       Net cash used in operating activities                  (567,913)       (475,135)

Cash flows from financing activities:
    Increase (decrease) in due to shareholders                  75,000               0
    (Increase) decrease in subscription receivable             146,250        (205,500)
    Proceeds from issuance of common stock                           0       1,228,900
                                                            ----------     -----------
       Net cash changes from financing activities              221,250       1,023,400
                                                            ----------     -----------
Net increase (decrease) in cash                               (346,663)        548,265

Cash, beginning of period                                      475,323         167,996
                                                            ----------     -----------
Cash, end of period                                         $  128,660     $   716,261
                                                            ==========     ===========


See accompanying notes to consolidated condensed financial statements

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (UNAUDITED)

1. In the opinion of OCG Technology, Inc. (which, together with its subsidiaries, unless the context otherwise requires, is referred to as the "OCGT"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1999 and the results of operations for the three and nine months ended March 31, 1999 and 1998 and the statements of cash flows for the nine months ended March 31, 1999 and 1998. The June 30, 1998 balance sheet has been derived from OCGT's audited financial statements.

The results of operations for the nine months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

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

3. Other assets decreased due primarily to the amortization of the value previously assigned under a Black Scholes calculation to warrants issued for marketing and corporate services to be rendered and rent and other services. This value continues to be amortized over the life of the services rendered.

4.Capital Changes:

On January 13, 1999, OCGT issued 50,000 shares of its common stock in lieu of cash for the early termination of an employment agreement. Based on a closing market price of $0.37 per share, OCGT recorded an expense of $18,500.

During the nine months ended March 31, 1999, for services rendered in accord with the terms of a consulting agreement, warrants were issued to purchase a total of 35,000 shares of the OCGT's common stock at exercise prices of $0.26 to $0.39 per share with exercise dates of said warrants expiring November 30, 2001 to March 31, 2002. OCGT reflected a total expense of $4,000 for the three month period ended December 31, 1998 and $6,000 for the three month period ended March 31, 1999.

During the three months ended December 31, 1998 OCGT issued warrants to acquire 150,000 shares of OCGT's common stock at an exercise price of $0.65 which expire December 10, 2001. These warrants were issued to an Officer and Director of OCGT. On the date of issue the quoted market price of the OCGT's common stock was less than the per share exercise price of the warrants.

On December 9, 1998 OCGT's Board of Directors reduced the exercise price of previously issued warrants to $0.65 as follows: 1,217,000 warrants exercisable on or before July 25,1999 were reduced from an exercise price of $1.09; 475,000 warrants exercisable on or before January 14, 2000 were reduced from an exercise price of $1.00; 447,000 warrants exercisable on or before October 24,1999 were reduced from an exercise price of $0.75; 50,000 warrants exercisable on or before April 1, 1999 were reduced from an exercise price of

$1.00; and 140,000 warrants expiring between May 31,1999 and June
30, 2000 were reduced from exercise prices ranging between $0.84 and $1.69. A significant portion of these warrants are issued to Officers and Directors of OCGT.

                OCG TECHNOLOGY, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       A SUMMARY OF INCREASES (DECREASES) IN THE ITEMS INCLUDED IN
           THE CONSOLIDATED STATEMENTS OF LOSS IS SHOWN BELOW:

Results of Operations
---------------------
Total revenues increased $46,918 and $183,919 for the three and nine months ended March 31, 1999 as compared to the same periods for 1998 primarily as a result of changes in revenues of Mooney-Edwards Enterprises, Inc. ("MIS"), a subsidiary of OCGT. Cost of sales increased by $16,150 and $151,546 for the three and nine months ended March 31, 1999 as compared to the same periods for 1998. The sales of OCG Technology, Inc. ("OCGT"), Prime Care Systems, Inc. ("PSI") and MIS were $0, $13,110 and $779,811 respectively, for the nine months ended March 31, 1999.

Marketing, general and administrative expenses decreased $303,673 and $419,831 for the three and nine months ended March 31, 1999 as compared to the same periods for 1998. OCGT's expenses decreased in the three months ended March 31, 1999 as compared to the same period in 1998 due to decreased amortization of Black Scholes valuations partially offset by increased marketing salaries. OCGT's expenses increased in the nine months ended March 31, 1999 as compared to the same period in 1998 due to increased marketing salaries offset by decreased amortization of Black Scholes valuations. PSI's expenses decreased in the three and nine months ended March 31, 1999 as compared to the same period in 1998 due to decreased marketing salaries and a reduction in amortization as a result of the completion of write off of the value of the DOS version of the PrimeCare Patient Management System.

Liquidity and Capital Resources
-------------------------------
At March 31, 1999 OCGT had a current ratio of 1.12 to 1 compared to
6.20 to 1 as of March 31, 1998. The net loss from operations for the nine months ended March 31, 1999 was $692,963 of which loss non-cash charges of $152,557, accounted for 22% of the total loss from operations. OCGT has experienced recurring losses from operations and has been unable to provide sufficient working capital from operations and has relied significantly on the sale of equity interests in OCGT, and the exercise of warrants to fund its operations. OCGT's auditors have included an explanatory paragraph in OCGT's Audited Financial Statements regarding the ability of OCGT to continue as a "going concern".

Cash on hand and accounts receivable were $210,766 at March 31, 1999. OCGT also has $403,000 of demand notes due principally from officers and directors related to their exercise of warrants; $19,500 of these notes were paid in cash to OCGT subsequent to March 31, 1999. During the three months ended March 31, 1999, OCGT borrowed $75,000 and subsequent to March 31, 1999, OCGT borrowed an additional $25,000 and agreed to issue 333,333 unregistered common shares ( $.30 per share) to retire the debt. The market price at the date of agreement was $.35 per share. In the past, OCGT's principal means of overcoming its cash shortfalls from operations was from the sale of OCGT's common stock and the exercise of warrants. Although, in the past, OCGT has been able to provide working capital through the sale of equity interests in OCGT and through the exercise of warrants, there can be no assurances that OCGT will succeed in its efforts.

PrimeCare Systems, Inc.(" PSI"), a Delaware corporation, was acquired by OCGT as of May 16, 1994. PSI owns all right, title and interest in the PrimeCareTM System, which is protected by copyrights. The PrimeCareTM System is a patient-centered, interactive, computer program that brings efficiencies to the patient/physician encounter while improving the standard of care and reducing costs. Patients interact directly with the PrimeCareTM System, during what is usually waiting time. A detailed patient history is obtained without taking any of the physician's time. Patients are seated at a computer and answer complaint-specific questions by using just the number keys to indicate answers that apply to them; no typing or computer skills are required. The software also has bilingual capabilities, allowing Spanish-speaking patients to interact in their preferred language. When the patient questionnaire is completed, the PrimeCareTM System creates a preliminary report for the physician to review before examining the patient. The preliminary report contains the patient's current problems, medications and allergies, all positive and significant negative subjective responses, vital signs and a list of the diagnostic considerations triggered by the patient's responses. By freeing up the time physicians would normally have to spend asking patient history questions and recording responses, PrimeCareTM permits physicians to see more patients in less time. The
PrimeCareTM System is also easy for the physician to understand and use. The same simple key stroke process lets the physician document: his physical findings, his assessment, the treatment plan, the prescribed medications and select patient education materials. At the conclusion of the encounter a final report of the visit, patient educational materials, and prescriptions are printed for the patient.

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

The PrimeCare(TM) System requires continual: (1) updates of medical content; (2) additions and enhancements to expand the scope of the system; and (3) incorporation of advances in both hardware and software technology to maintain a "state of the art" system. On September 15, 1995, PSI entered into an agreement with the Mount Sinai School of Medicine ("MSSM") which provides for the MSSM to review the medical content of the PrimeCare(TM) System. OCGT has completed development of the Windows 95/NT version of the PrimeCare(TM) System and has also completed an interface which enables the PrimeCare(TM) System to communicate with other systems used in medical facilities. This provides a method for these systems to transfer information to the PrimeCare(TM) System, such as patient demographics and appointment scheduling. OCGT has also completed its side of interface capabilities to enable the PrimeCare(TM) System to transfer information (such as billing information including E&M codes, ICD9 codes and CPT codes) to these other systems. OCGT has ceased supporting its DOS version of the PrimeCare(TM) System.

OCGT has also completed other enhancements and features to the operation of the PrimeCare(TM) System which include:

     (1) The addition of voice command recognition capability to enable physicians to use voice commands instead of keystrokes or mouse clicks to document normal & abnormal physical findings, the assessment, select tests, treatment plan, prescriptions, drug interaction checks, patient education materials to be dispensed and schedule follow-up visits.

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

     (5) On April 15, 1999, OCGT announced that it has gone "live" online with its innovative website YourOwnHealth.com. This Internet site facilitates consumer access to quality medical information helping its users become more knowledgeable about medical conditions and be better informed healthcare consumers. The website hosts Internet versions of two sections of OCGT's PrimeCareTM Patient Management System, a sophisticated software program designed for physicians to electronically document the physician/patient encounter. One of these sections, "Patient History Questionnaires", permits the consumer to select and answer complaint-specific medical questionnaires. Based on the consumer's responses to questions, a detailed report, which includes possible diagnoses, is created. The second section, "Patient Education Materials", provides articles relating to diseases, disease management and common medications, enabling the consumer to better understand medical problems and conditions. Although YourOwnHealth.com is free to the consumer, it is designed to generate revenues from three specific advertising opportunities: (a) banner advertising on every page (average questionnaire consists of approximately 20 page views); (b) geographical sponsorships by hospitals and medical providers based on exclusive zip code defined areas; and (c) topical sponsorships by pharmaceutical and medical product manufacturers that will target complaint-specific questionnaires.

OCGT believes that the Internet is the emerging technology and that access to the PrimeCareTM System by physicians via the Internet will be necessary to remain competitive. It was with this thought in mind that we commenced development of PrimeCareTM on the Web and thereafter, YourOwnHealth.com. Shortly, the Physician Reference Materials contained in the PrimeCareTM System will be available on PrimeCareTM on the Web. We believe that during the first quarter of the year 2000, physicians will be able to access the entire PrimeCareTM System via the Internet and securely conduct and store the entire patient encounter. All data will be encrypted and all communications will use secure digital certificates.

OCGT has commenced marketing the Windows 95/NT version of the PrimeCareTM System. The marketing of the PrimeCareTM System was initiated in the northwest Florida area. Installations were limited to two sites to enable PSI to review and evaluate the procedures established for installation and training. These initial commercial installations of the PrimeCareTM System confirmed OCGT's belief in the benefits and efficiencies that a medical practice would gain through the use of the PrimeCareTM System. The number of patients seen during normal office hours increased through use of the PrimeCareTM System. At the same time, the documentation of the patient record and the quality of care greatly improved. This was substantiated during a periodic review of the medical records of one of these medical practices, conducted by a large nationally known managed health care plan (the "Plan"), an insurance carrier with whom the physician has contracted. The Plan's reviewer evaluated the medical records maintained by this medical practice and gave a score of 100, based on a scale of 0 to 100. The reviewer's comments stated: "There has been a recent improved documentation product called PrimeCare that will greatly improve the quality of care and continuity of care for the patients." Based on information and experience gained during the initial marketing program, OCGT made modifications and improvements to enhance the PrimeCareTM System.

Thereafter, a program was commenced to recruit distributors to market the PrimeCare(TM) System. The type of distributors sought by OCGT are those who currently sell, install and service medical office and billing systems to medical facilities. MIS (see "Medical Information Systems" below) is the first of such dealers to be recruited and has licensed and installed the Windows 95/NT version of the PrimeCare(TM) System in medical facilities on a pay per use basis. Having reached the point in product development where a full marketing effort was desirable, OCGT during January 1998 engaged an experienced healthcare professional whose primary responsibility was to review existing plans and to modify and enhance these plans to develop a comprehensive sales and marketing program and thereafter carry-out this program. This marketing and sales program has been completed, including creation and printing of new product literature, and a new exhibit booth. The completed plans call for the PrimeCareTM System to be marketed primarily through the following business models:

   (a)   recruitment of value added resellers ("VARs") and authorized dealers
   (b)   direct sales to large at-risk healthcare entities
   (c)   private labeling opportunities

Full product roll-out commenced in the end of May, 1998, at a medical conference in San Antonio where OCGT participated as an exhibitor. Exhibiting OCGT's products at selected health care industry conventions is a component of the marketing and sales program. OCGT appeared as an exhibitor at two health care industry conventions in the month of October. Several VARs, who sell, install, and service, billing systems to medical facilities, have agreed to market the PrimeCareTM System. However, no assurances can be given that OCGT's marketing plan will succeed.

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

The CodeComplierTM
------------------
OCGT has completed development of software which computes the Health Care Financing Administration's ("HCFA") Evaluation & Management ("E&M") code. Designed to be used in conjunction with OCGT's PrimeCareTM System, CodeComplierTM takes the guess work out of E&M compliance. As each item of information is entered into and collected by the PrimeCareTM System during the patient encounter, the CodeComplierTM organizes the data in the proper classification, and using HCFA guidelines, automatically calculates the applicable E&M code.

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

OCGT believes that it could provide sufficient working capital from operations through marketing the Windows 95/NT version of the PrimeCareTM System, CodeComplierTM, PrimeCareTM on the Web and expanding the operations of MIS.

Currently, OCGT has no lines of credit and has no material commitments for capital expenditures outstanding.

                     PART II - OTHER INFORMATION

Item 6.Exhibits and Reports on Form 8-K

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

DATED: May 13, 1999