Form 10KSB
period 1999-06-30
OCG TECHNOLOGY INC
filed 1999-10-13
CIK 73779

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
    [Fee Required]

                                    For the Fiscal Year ended  June 30,1999
                                                              -------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
    [No Fee Required]
                                    For the transition period from
                                                                   ---------

                                     Commission file number     0-5186
                                                            ------------

                             OCG TECHNOLOGY, INC.
                 --------------------------------------------
                (Name of small business issuer in its charter)


           DELAWARE                                13-2643655
 ------------------------------         ----------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)


       450 West 31st Street, New York, New York            10001
        ---------------------------------------           --------
       (Address of principal executive offices)          (Zip Code)

Issuer's telephone number  (212) 967-3079
                          -----------------

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average of the closing sale price for such stock on September 30, 1999 was $8,948,665. As of September 30, 1998 the Registrant had 30,749,057 shares of Common Stock outstanding.

The Issuer's revenues for its most recent fiscal year: $18,957

Documents Incorporated by Reference: None

                                    Part I

Item 1. Description of Business
        -----------------------
General.
--------
        OCG Technology, Inc. (which, together with its subsidiaries, unless the context otherwise requires, is referred to as the "OCGT"): (i) markets, updates, and expands the PrimeCare(TM) Patient Management System (the "PrimeCare(TM) System"), a product of PrimeCare Systems, Inc. ("PSI"), a wholly owned subsidiary of OCGT; (ii) OCGT markets, updates, and expands the CodeComplierTM, software which automatically computes Medicare's Evaluation & Management ("E&M") codes and was designed to be used in conjunction with OCGT's PrimeCareTM System; (iii) markets secure Internet enhanced versions of parts of the PrimeCareTM System, on web sites known as PrimeCare on the WebTM and YourOwnHealth.comTM ; (iv) markets turnkey computer systems and consulting services to providers of medical services through Mooney-Edwards Enterprises, Inc. d/b/a Medical Information Systems ("MIS"), a wholly owned subsidiary of OCGT , which business has been sold (see: Disposition of Assets). OCG Technology, Inc. was incorporated as Data Display Systems, Inc. on July 3, 1969.

        OCGT's principal executive office is located at 450 West 31st Street, New York, New York 10001 and its telephone number is (212) 967-3079.

Disposition of Assets.
---------------------
On August 2, 1999, pursuant to the terms of an Asset Purchase Agreement, OCGT sold substantially all of the assets, as of July 28, 1999, of MIS to Medical Manager Southeast, Inc.("MM") and MM assumed substantially all of the liabilities related to operations as of July 28, 1999 for a purchase price equal to Three Hundred Fifty Thousand Dollars ($350,000) plus an amount equal to the value of the net assets as of July 28, 1999 which are estimated to be approximately $75,000, for a gros sales price of approximately $425,000.

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

        The PrimeCare(TM) System requires continual: (1) updates of medical content; (2) additions and enhancements to expand the scope of the system;
and (3) incorporation of advances in both hardware and software technology to maintain a "state of the art" system. The PrimeCareTM System runs on Windows NT, Windows 95, and Windows 98 and is capable of interfacing and communicating with other systems used in medical facilities.This provides a method for these systems to transfer information to the PrimeCare(TM)
System, such as patient demographics and appointment scheduling. OCGT has also completed its side of interface capabilities to enable the PrimeCare(TM)
System to transfer information (such as billing information including E&M codes, ICD9 codes and CPT codes) to these other systems. OCGT has ceased supporting its DOS version of the PrimeCare(TM) System. The Windows 95/NT version of the PrimeCare(TM) System software is year 2000 compliant. The foregoing statement is a Year 2000 Readiness Disclosure.

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

        Medical content. On September 15, 1995, PSI entered into an agreement with the Mount Sinai School of Medicine ("MSSM") which provides for the MSSM to assume the task of updating and enhancing the medical content of the PrimeCare(TM) System.

        Marketing.
        The PrimeCare(TM) System is marketed primarily through the following business models:
                (a) recruitment of value added resellers ("VARs") and authorized dealers
                (b)  direct sales to large at-risk healthcare entities
                (c)  private labeling opportunities

The type of distributors sought by OCGT are those who currently sell, install and service medical office and billing systems to medical facilities. In addition, exhibiting the PrimeCareTM System and CodeComplierTM at selected health care industry conventions is a component of the marketing and sales program. VARs, who sell, install, and service, billing systems to medical facilities, have agreed to market the PrimeCareTM System. However, no assurances can be given that OCGT's marketing plan will succeed.

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

        Competition. OCGT has not identified any competitive patient management system which embodies all the features of the PrimeCare(TM) System. However, other companies market systems which may have some of the features of the PrimeCare(TM) System and some companies market medical office products which perform different functions than those performed by the PrimeCare(TM) System. To date, market penetration by both PSI and its competitors has been very small.

        Copyrights. The content of the PrimeCare(TM) System is protected by copyrights.

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

        Copyrights. The content of the CodeComplierTM is protected by copyrights.

PrimeCareTM Web Sites
---------------------
        OCGT has introduced PrimeCare on the WebTM , which is a secure Internet enhanced version of the patient interactive medical history questionnaires of the PrimeCareTM System. PrimeCare on the WebTM enables the patient to complete one, or more, detailed medical history questionnaires that relate to the patient's chief complaint, as selected by their physician. The patient, using a unique ID and password, can securely and anonymously complete the questionnaire(s) from the comfort of their home, workplace, school, vacation site or even while waiting to see their physician, if Internet capability is available. The medical report generated for the physician contains the patient's responses, and a list of differential diagnoses associated with the patient's responses. The report highlights the significant diagnoses and enables the physician to choose an appropriate preliminary course of action, e.g., "come to my office"; "go to the emergency room of XYZ Hospital"; or "take two aspirin", etc. All questions and answers are encrypted and all communications use secure
digital certificates. Use of PrimeCare on the WebTM   eliminates the time a
physician would normally have to spend asking patient history questions and recording responses, and permits the physician to see more patients in less time, while improving the quality of care. Although PrimeCare on the WebTM is free to the physician, it is designed to generate revenues from three specific advertising opportunities: (a) banner advertising on every page (average questionnaire consists of approximately 20 page views); (b) geographical sponsorships by hospitals and medical providers based on exclusive zip code defined areas; and (c) topical sponsorships by pharmaceutical and medical product manufacturers that will target complaint-specific questionnaires.

        On April 15, 1999, OCGT announced that it has gone "live" online with its innovative website YourOwnHealth.comTM . This Internet site facilitates consumer access to quality medical information helping its users become more knowledgeable about medical conditions and be better informed healthcare consumers. The website hosts Internet versions of two sections of OCGT's PrimeCareTM Patient Management System, a sophisticated software program designed for physicians to electronically document the physician/patient encounter. One of these sections, "Patient History Questionnaires", permits the consumer to select and answer complaint-specific medical questionnaires. Based on the consumer's responses to questions, a detailed report, which includes possible diagnoses, is created. The patient can give this report to their physician at the patient visit. The second section, "Patient Education Materials", provides articles relating to diseases, disease management and common medications, enabling the consumer to better understand medical problems and conditions. Although YourOwnHealth.comTM is free to the consumer, it is designed to generate revenues from three specific advertising opportunities: (a) banner advertising on every page (average questionnaire consists of approximately 20 page views); (b) geographical sponsorships by hospitals and medical providers based on exclusive zip code defined areas; and (c) topical sponsorships by pharmaceutical and medical product manufacturers that will target complaint-specific questionnaires.

Medical Information Systems
---------------------------
        Mooney-Edwards Enterprises, Inc. d/b/a Medical Information Systems ("MIS"), a Florida corporation was acquired by OCGT on June 25, 1992.
As of July 28, 1999, substantially all of the assets of MIS, were sold to Medical Manager Southeast, Inc.("MM") and MM assumed substantially all of the liabilities related to operations. MIS was the area dealer for MM, which is reputed to be the most widely used software package in the medical industry. The sale was made under the dealer acquisition program initiated by MM in 1997 when it became publicly held. MIS marketed computer systems to providers of medical services. The packages included hardware, software, staff training and provides for an annual service contract. In addition to the basic accounts receivable and insurance billing applications, MIS provided the offices with accounts payable, general ledger, payroll and word processing programs. The service contracts provide for ongoing continuing education and system maintenance.

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

        Marketing. Although Cardiointegraphs were sold and end user purchasers (i.e. physicians, corporate and governmental medical departments) appear to find the unit useful, OCGT has been unable to generate sufficient revenues to fund its operations or to operate at a profit. OCGT believes that lack of universal reimbursement for the CIG has hindered its attempt to sell the CIG. To date, OCGT has not derived substantial revenues from the CIG there can be no assurance that OCGT will ever be able to market the CIG.

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

Employees
---------
        OCGT employs 7 full time employees, 4 of whom are non-salaried officers, its subsidiary, PSI employs 11 salaried employees including officers, 9 of whom are full time and 2 part time.

Item 2.  Properties
         ----------
OCGT utilizes space at 450 West 31st Street, New York, New York where it maintains its executive and sales office. The space is owned by a corporation whose president and one of its shareholders is the son of the President of OCGT. There is no lease or other written commitment assuring continued use of the premises. No rent was charged in 1997 and 1996. In each of the years 1998 and 1999, warrants to purchase 200,000 shares of OCGT's common stock, par value $.01 per share, at the exercise price of $.65 per share and $.47 per share, were issued in lieu of the payment of rent and other services for fiscal years 1999 and 2000.

PSI leases approximately 3,634 square feet of office space in Newport News, VA. The lease bears an annual rental of $39,071 until July 31, 1999 at which time it increases to an annual rental of $41,024 until expiration on May 31, 2001.

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

Fiscal Year Ended June 30, 1998                       High            Low
-------------------------------                       -----          -----
1st Quarter                                           15/16          15/32
2nd Quarter                                           25/32          13/32
3rd Quarter                                            7/8            3/8
4th Quarter                                           15/16          19/32

Fiscal Year Ended June 30, 1999                       High            Low
-------------------------------                       -----          -----
1st Quarter                                           37/64          19/64
2nd Quarter                                            1/2           15/64
3rd Quarter                                            9/16           1/4
4th Quarter                                           35/6            3/8

As of June 30, 1999 there were approximately 1,365 record holders of the Common Stock, which does not include stockholders whose shares are registered in "nominee" or "street" name. The closing bid price per share for the Common Stock on September 30, 1999 was 13/32.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation
         ----------------------------------------------------------

                     Fiscal 1999 Compared to Fiscal 1998

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

Results of Operations
---------------------
Results of operations related to MIS have not been included in the discussion since the operations were sold August 2, 1999.

Total revenues decreased to $18,957 for the year ended June 30, 1999 from $19,814 for 1998. Cost of sales decreased $4,979.

Costs and Expenses decreased $863,426 for the year ended June 30, 1999 as compared to 1998 due primarily to the accelerated write-off of proprietary technology related to the creation of PrimeCareTM System and a decrease in amortization.

Liquidity and Capital Resources
-------------------------------
At June 30, 1999 OCGT had a current ratio of 3.71 to 1 compared to 4.5 to 1 as of June 30, 1998. This does not include the $350,000 component of the
sales price for MIS.   Although the net loss from continuting operations for
the year ended June 30, 1999 was $1,321,759 a significant part of the loss resulted from non-cash charges of approximately $644,000, which accounted for 49% of the total loss from operations.

Cash on hand and accounts receivable were $111,876 at June 30, 1999 per our audited financials. This does not include the proceeds from the sale of the MIS business of approximately $425,000. In the past, OCGT's principal means of overcoming its cash shortfalls from operations was from the sale of OCGT's common stock. During the year ended June 30, 1999, OCGT received $198,250 in cash through the sale of equity interests. Subsequent to June 30, 1999 OCGT received an additional $45,000 in cash through the sale of equity interests. In the past, OCGT's principal means of overcoming its cash shortfalls from operations was from the sale of OCGT's common stock and the exercise of warrants. Although, in the past, OCGT has been able to provide working capital through the sale of equity interests in OCGT and through the exercise of warrants, there can be no assurances that OCGT will succeed in its efforts. However, on August 2, 1999, pursuant to the terms of an Asset Purchase Agreement, Mooney-Edwards Enterprises, Inc.("MIS"), a wholly owned subsidiary of OCGT, sold substantially all of the assets, as of July 28, 1999, to Medical Manager Southeast, Inc.("MM") and MM assumed substantially all of the liabilities related to operations as of July 28, 1999 for a purchase price equal to Three Hundred Fifty Thousand Dollars and 00/100 ($350,000) plus an amount equal to the value of the net assets as of July 28, 1999 which are estimated to be approximately $75,000.


     PrimeCare Systems, Inc.(" PSI"), a Delaware corporation, was acquired by OCGT as of May 16, 1994. PSI owns all right, title and interest in the PrimeCareTM System, which is protected by copyrights. See "Item 1" for a complete product description.

        The PrimeCare(TM) System is marketed primarily through the following business models:
                (a) recruitment of value added resellers ("VARs") and authorized dealers
                (b)  direct sales to large at-risk healthcare entities
                (c)  private labeling opportunities

The type of distributors sought by OCGT are those who currently sell, install and service medical office and billing systems to medical facilities. In addition, exhibiting the PrimeCareTM System and CodeComplierTM at selected health care industry conventions is a component of the marketing and sales program. VARs, who sell, install, and service, billing systems to medical facilities, have agreed to market the PrimeCareTM System. However, no assurances can be given that OCGT's marketing plan will succeed.

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

        OCGT has not identified any competitive patient management system which embodies all the features of the PrimeCare(TM) System. However, other companies market systems which may have some of the features of the PrimeCare(TM) System and some companies market medical office products which perform different functions than those performed by the PrimeCare(TM) System. To date, market penetration by both PSI and its competitors has been very small.

        OCGT has completed development of software which computes the E&M code. Designed to be used in conjunction with the PrimeCareTM System, CodeComplierTM takes the guess work out of E&M compliance. As each item of information is entered into and collected by the PrimeCareTM System during the patient encounter, the CodeComplierTM organizes the data in the proper classification and using the 1997 HCFA guidelines, automatically calculates the applicable E&M code. Since the CodeComplierTM automatically calculates the applicable E&M code from data collected by the PrimeCareTM System during the patient encounter, it eliminates the time and effort which would be required by physician office personnel to complete this task. OCGT markets the CodeComplierTM as a service, on a pay for use basis, with a maximum charge of $1.00 per patient visit. This pricing method conforms to OCGT's philosophy of tying the product's cost directly to its use. OCGT believes that the saving in labor costs and other financial benefits derived by the physician from use of the CodeComplierTM far exceeds the $1.00 cost per patient visit. The 1997 HCFA guidelines carry severe penalties including imprisonment for violators. OCGT believes that CodeComplier marketable because it eliminates these problems. As a result of the protests of the physicians medical association were suspended indefinitely during April of 1998. It is generally believed that in part the suspension was given to allow time for physicians to deal with the Y2K problem and that the rules will be in effect in early 2000. OCGT believes that when the HCFA guidelines are reinstated both the PrimeCareTM System and CodeComplierTM will become very marketable. However, no assurances can be given that OCGT's marketing plan will succeed.

        OCGT has introduced PrimeCare on the WebTM , which is a secure Internet enhanced version of the patient interactive medical history questionnaires of the PrimeCareTM System. PrimeCare on the WebTM enables the patient to complete one, or more, detailed medical history questionnaires that relate to the patient's chief complaint, as selected by their physician. The patient, using a unique ID and password, can securely and anonymously complete the questionnaire(s) from the comfort of their home, workplace, school, vacation site or even while waiting to see their physician, if Internet capability is available. The medical report generated for the physician contains the patient's responses, and a list of differential diagnoses associated with the patient's responses. The report highlights the significant diagnoses and enables the physician to choose an appropriate preliminary course of action, e.g., "come to my office"; "go to the emergency room of XYZ Hospital"; or "take two aspirin", etc. All questions and answers are encrypted and all communications use secure
digital certificates. Use of PrimeCare on the WebTM   eliminates the time a
physician would normally have to spend asking patient history questions and recording responses, and permits the physician to see more patients in less time, while improving the quality of care. Although PrimeCare on the WebTM is free to the physician, it is designed to generate revenues from three specific advertising opportunities: (a) banner advertising on every page (average questionnaire consists of approximately 20 page views); (b) geographical sponsorships by hospitals and medical providers based on exclusive zip code defined areas; and (c) topical sponsorships by pharmaceutical and medical product manufacturers that will target complaint-specific questionnaires.

        On April 15, 1999, OCGT announced that it has gone "live" online with its innovative website YourOwnHealth.comTM. This Internet site facilitates consumer access to quality medical information helping its users become more knowledgeable about medical conditions and be better informed healthcare consumers. The website hosts Internet versions of two sections of OCGT's PrimeCareTM Patient Management System, a sophisticated software program designed for physicians to electronically document the physician/patient encounter. One of these sections, "Patient History Questionnaires", permits the consumer to select and answer complaint-specific medical questionnaires. Based on the consumer's responses to questions, a detailed report, which includes possible diagnoses, is created. The patient can give this report to their physician at the patient visit. The second section, "Patient Education Materials", provides articles relating to diseases, disease management and common medications, enabling the consumer to better understand medical problems and conditions. Although YourOwnHealth.comTM is free to the consumer, it is designed to generate revenues from three specific advertising opportunities: (a) banner advertising on every page (average questionnaire consists of approximately 20 page views); (b) geographical sponsorships by hospitals and medical providers based on exclusive zip code defined areas; and (c) topical sponsorships by pharmaceutical and medical product manufacturers that will target complaint-specific questionnaires.

     OCGT believes that it could provide sufficient working capital from operations through marketing the PrimeCareTM System, CodeComplierTM, and its Internet products PrimeCare on the WebTM and YourOwnHealth.comTM.

     Currently, OCGT has no lines of credit and has no material commitments for capital expenditures outstanding.


                     Fiscal 1998 Compared to Fiscal 1997

Results of Operations
---------------------
Total revenues decreased to $815,213 for the year ended June 30, 1998 from $842,815 for 1997. The decrease in revenues was primarily due to a decrease in sales revenues from resale of third party computer equipment. Cost of sales decreased $54,900 as a result of the reduction in the cost of computer equipment.

Marketing general and administrative expenses increased $232,822 for year ended June 30, 1998 as compared to 1997 due primarily to the increase in marketing and corporate expenses related to the PrimeCareTM System and CodeComplierTM.

Item 7. Financial Statements

The following are included and filed under this Item and appear immediately following the signature page on page 17:

                                                                 PAGE
                                                                 ----
        Independent Auditors' Report                              F-1

        Consolidated Balance Sheet - June 30, 1999                F-2

        Consolidated Statements of Operations -
        Years ended June 30, 1999 and 1998                        F-3

        Consolidated Statements of Shareholders'
        Equity - Years ended June 30, 1999 and 1998               F-4

        Consolidated Statements of Cash Flows -
        Years ended June 30, 1999 and 1998                        F-5

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

                                   PART III

Item 9.  Directors and Executive Officers of the Registrant.
         --------------------------------------------------

         The directors and executive officers of OCGT are:

        Name                    Age                      Position
-----------------               ---              -------------------------
Edward C. Levine                 72              President and Director

Jarema S. Rakoczy                57              Vice President and Director

Jeffrey P. Nelson                55              Secretary and Director

Erich W. Augustin                65              Executive Vice President,
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

Erich W. Augustin became a Director on September 19, 1995 and joined OCGT as Executive Vice President and Chief Financial Officer on October 18, 1996 and continued in that capacity until September 27, 1999. Mr. Augustin served as Senior Vice President and Chief Financial Officer of the Chase Manhattan
Bank of Connecticut, N.A., with responsibility for all financial activities, including accounting, audit, budget, planning, regulatory reporting and taxes, from August 1991 through December 1994 at which time he retired. From January 1995 to June 30, 1995, Mr. Augustin served as a consultant to the same institution. Mr. Augustin served as Vice President and Director of Financial Accounting & Reporting of the Chase Manhattan Corporation and the Chase Manhattan Bank, N.A. from May 1976 through August 1991, responsible for worldwide financial accounting and reporting for Senior Management, Shareholders and Regulatory Agencies.

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

                   Summary Compensation Table (Fiscal 1999)

(a)                                     (b)                                 (c)

                                                                 Long-term Compensation Awards
                                  Fiscal Year Ended              Securities Underlying
Name & Principal Position              June 30,                  Options/SARs
-------------------------         -----------------              ------------------------------
Edward C. Levine,                       1999                               300,000
   President and Chief                  1998                               200,000
   Executive Officer                    1997                               350,000

                      Option Grants in Last Fiscal Year
                      ---------------------------------

(a)                     (b)             (c)             (d)             (e)
                    Number of       % of Total
                    Securities      Options/SARs
                    Underlying      Granted  to      Exercise or
                    Options/SARs    Employees in     Base Price
      Name          Granted         Fiscal Year      ($/Share)     Expiration Date
----------------    -------------   -----------      ------------  ---------------
Edward C. Levine      300,000         20.38%           $.47         June 21, 2002



               Aggregated Option Exercises in Last Fiscal Year
                      and Fiscal Year End Option Values
                      ----------------------------------

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

E. C. Levine        -0-        $   0              850,000 / 0                        $0/0
J. S. Rakoczy       -0-        $   0              120,000 / 0                        $0/0
J. P. Nelson        -0-        $   0              550,000 / 0                        $0/0
E. W. Augustin      -0-        $   0              550,000 / 0                        $0/0
_____________________
      Notes:   (1)  Calculated based on the excess of the closing market price of
                    OCGT's common stock as reported on the OTC Bulletin Board on
                    June 30, 1999 ($.41) over the option exercise price.

Item 11. Security Ownership of Certain Beneficial Owners and  Management.
         ----------------------------------------------------------------
The following table sets forth, as of September 30, 1999 certain information with respect to Common Stock ownership of (i) each person known by OCGT to own beneficially more than 5% of the shares of OCGT's Common Stock, (ii) all directors, and (iii) all Officers and Directors as a group.

           Name and Address of     Amount & Nature of         Percent
Class      Beneficial Owner        Beneficial Ownership       of Class
Common     Edward C. Levine         538,826 - direct           1.75%
           450 W. 31st Street
           New York, NY 10001

Common     Jarema S. Rakoczy        359,600 - direct           1.17%
           450 W. 31st Street
           New York, NY 10001

Common     Jeffrey P. Nelson        450,000 - direct           1.47%
           450 W. 31st Street
           New York, NY 10001

Common     Erich W. Augustin        166,000 - direct            .54%
           450 West 31st Street
           New York, NY 10001

Common     All directors and      1,514,426 - direct           4.93%
           officers as a group
           (4 Persons)


Item 12. Certain Relationships and Related Transactions

On June 22, 1999 authorized the issuance of, and thereafter issued, warrants to purchase shares of its Common Stock as follows: Edward C. Levine 300,000 warrants; Jeffrey P. Nelson 150,000 warrants; Erich W. Augustin 150,000 warrants, and Jarema S. Rakoczy 30,000 warrants; all at $.47 per share.

On June 22, 1999 OCGT authorized the issuance of, and thereafter issued, warrants to purchase 200,000 shares of its common stock at $.47 per share to Masterdisk Corporation in payment of the use of space and administrative support services for the year ended May 31, 2000. A shareholder and officer of Masterdisk Corporation is the son of OCGT's President.

On December 8, 1998 OCGT authorized and issued warrants to acquire 150,000 shares of OCGT's common stock at an exercise price of $0.65 which expire
December 10, 2001. These warrants were issued to Erich W. Augustin, an Officer and Director of OCGT.

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

     27        Financial Data Schedule

       (b)     Reports on Form 8-K

     There were no Reports on Form 8-K filed in the fourth quarter of fiscal
1999.


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

                                                       OCG TECHNOLOGY, INC.


                                                   By: /s/ Edward C. Levine
                                                       ---------------------
Dated: October 13, 1999                                  Edward C. Levine,
                                                         President




In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



/s/ Edward C. Levine          President and Director           October 13, 1999
--------------------          (Principal Executive,
    Edward C. Levine          Financial and Accounting
                              Officer)

/s/ Jeffrey P. Nelson          Secretary and Director          October 13, 1999
---------------------
    Jeffrey P. Nelson


/s/ Jarema S. Rakoczy          Vice President and Director     October 13, 1999
---------------------
    Jarema S. Rakoczy


Independent Auditors' Report
To the Board of Directors
OCG Technology, Inc. and Subsidiaries
New York, New York

We have audited the accompanying consolidated balance sheet of OCG Technology, Inc. and Subsidiaries as of June 30, 1999, and the related consolidated statements of operations, cash flows and changes in shareholders' equity for the years ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OCG Technology, Inc. and Subsidiaries as of June 30, 1999, and the consolidated results of their operations and their cash flows for the years ended June 30, 1999 and 1998, in conformity with generally accepted accounting principles.

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



New York, New York                             DALESSIO, MILLNER & LEBEN LLP
October 12, 1999                               Certified Public Accountants

SM-O6226
                                  F-1


                          OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                               Consolidated Balance Sheet

                                      June 30, 1999

                                ASSETS:
CURRENT ASSETS:
  Cash                                                 $     103,408
  Accounts receivable                                          8,468
  Prepaid expenses and other current assets                  193,979
  Net assets held for sale                                    30,421
                                                       -------------
TOTAL CURRENT ASSETS                                         336,276

PROPERTY AND EQUIPMENT, net                                  123,023

OTHER ASSETS                                                   3,180
                                                       -------------
                                                       $     462,479
                                                       =============

                 LIABILITIES AND SHAREHOLDERS' EQUITY:

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                $      53,589
  Due to officer (non-interest bearing)                       15,122
  Note payable - related party                                11,345
  Due to affiliate                                            10,500
                                                       -------------
TOTAL CURRENT LIABILITIES                                     90,556
                                                       -------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, 1,000,000 shares authorized;
    Series E Preferred Stock, $.10 par value,
     100,000 shares issued and outstanding                    10,000
  Common stock, 50,000,000 shares authorized;
   $.01 par value, 30,581,557 shares outstanding;
   30,569,057 shares issued                                  305,815
  Additional paid-in-capital                              23,951,577
  Accumulated deficit                                    (23,471,969)
  Stock subscriptions receivable                            (361,000)
                                                       -------------
                                                             434,423
    Less: Treasury stock, at cost (12,500 shares)            (62,500)
                                                       -------------
TOTAL SHAREHOLDERS' EQUITY                                   371,923
                                                       -------------
                                                       $     462,479
                                                       =============


See Accompanying Notes to Consolodated Financial Statements


                           OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                           Consolidated Statements of Operations

                         For the years ended June 30, 1999 and 1998


                                                                 1999             1998
REVENUES                                                    $      18,957     $      18,878

COSTS AND EXPENSES:
  Cost of sales                                                     1,364             6,343
  Marketing, general and administrative                           796,952           927,853
  Depreciation and amortization                                   144,440           755,093
  Write-off of proprietary technology                                -              525,000
  Write-off of capitalized software costs                         199,314              -
  Product development costs                                       203,973              -
  Interest income - net                                            (5,327)          (10,147)
                                                            -------------      ------------
TOTAL COSTS AND EXPENSES                                        1,340,716         2,204,142
                                                            -------------
LOSS FROM CONTINUING OPERATIONS                                (1,321,759)       (2,185,264)

DISCONTINUED OPERATIONS:
  Loss from operations of Mooney Edwards                          (72,136)          (29,504)
                                                            -------------       -----------
NET LOSS                                                    $  (1,393,895)      $(2,214,768)
                                                            =============       ===========
BASIC AND FULLY DILUTED NET LOSS PER SHARE
  Continuing operations                                     $        (.05)      $      (.08)
  Discontinued operations                                            -                 -
                                                            -------------       -----------
                                                            $        (.05)      $      (.08)
                                                            =============       ===========
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                           29,862,525        26,613,209
                                                            =============       ===========



See Accompanying Notes to Consolodated Financial Statements

                                          OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                             YEAR ENDED JUNE 30, 1999 AND 1998





                 Preferred Stock     Common stock       Additional
                    $.10 par           $.01 par           Paid-in    Accumulated  Subscription  Treasury
                  Shares  Amount    Shares    Amount      Capital      Deficit    Receivable     Stock       Total
Balance,
 July 1, 1997    100,000 $10,000  24,515,259  $245,152  $21,521,150  $(19,863,306) $ (29,000) $(62,500)  $ 1,821,196

Issuance of
 stock for
 services           -       -        104,250     1,043       68,457        -           -          -           69,500

Issuance of
 warrants
 for services       -       -         -           -         258,316        -           -          -          258,316

Sale of stock
 and conversion
 of warrants        -       -      5,208,715    52,087    1,694,563        -        (500,750)     -        1,245,900

Net loss            -       -         -           -            -       (2,214,963)     -          -       (2,214,768)
                 -------  ------  ----------   -------   ----------    ----------    -------    ------    -----------
Balance at
 June 30, 1998   100,000  10,000  29,828,224   298,282   23,542,486   (22,078,074)  (529,750)  (62,500)    1,180,444

Issuance of
 stock for
 services           -       -         50,000       500       18,000        -           -          -           18,500

Issuance of
 warrants
 for services       -       -         -           -         199,874        -           -          -          199,874

Sale of stock
 and conversion
 of warrants        -       -        703,333     7,033      191,217        -         168,750)     -          367,000

Net loss            -       -         -           -            -       (1,393,895)     -          -       (1,393,895)
                  ------  -----   ----------  --------  -----------   ------------  --------   -------    -----------
Balance,
 June 30, 1999   100,000 $10,000  30,581,577  $305,815  $23,951,577  $(23,471,969) $(361,000) $(62,500)  $   371,923




                See Accompanying Notes to Consolidated Financial Statements.

                                  OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                                  Consolidated Statements of Cash Flows

                                For the years ended June 30, 1999 and 1998


                                                                1999            1998

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                   $(1,393,895)    $(2,214,768)
                                                            -----------     -----------
 Adjustments to reconcile net loss to net cash
   used in operating activities:
       Provision for bad debts                                     -              6,152
       Depreciation and amortization                            143,135         757,670
       Write-off of proprietary technology                         -            525,000
       Write-off of capitalized software                        199,314
       Issuance of stock and warrants for services              137,684         216,358
Changes in operating assets and liabilities:
     (Increase) decrease in:
       Accounts receivable                                      (30,694)         37,431
       Prepaid expenses and other assets                        (16,891)          8,696
       Other assets                                             106,364            -
     (Decrease) increase in:
       Accounts payable and accrued expenses                    (24,317)        (23,396)
       Due to affiliate                                           3,500           7,000
       Due to officer                                            (9,120)          1,192
                                                            -----------     -----------
   Total adjustments                                            508,975       1,536,103
                                                            -----------     -----------
   Net cash used in operating activities                       (884,920)       (678,665)
                                                            -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                           (31,495)        (68,061)
  Capitalized software development costs                           -           (137,847)
                                                            -----------     -----------
            Net cash used in investing activities               (31,495)       (205,908)
                                                            -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuances of common stock                       198,250       1,039,400
  Collection of stock subscription receivable                   346,250         152,500
                                                            -----------     -----------

   Net cash provided by financing activities                    544,500       1,191,900
                                                            -----------     -----------
NET (DECREASE) INCREASE IN CASH                                (371,915)        307,327

CASH, BEGINNING OF YEAR                                         475,323         167,996
                                                            -----------     -----------
CASH, END OF YEAR                                           $   103,408     $   475,323

Supplemental disclosures:

No cash was paid in 1999 and 1998 for interest and income taxes.

See Accompanying Notes to Consolodated Financial Statements

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
--------
OCG Technologies, Inc. ("OCG") together with its subsidiaries is engaged in the development, marketing, and distribution of software and diagnostic products for the healthcare industry.

In the fourth quarter of fiscal 1999, OCG completed a strategic reappraisal of its business. This reappraisal refocused OCG's efforts with respect to the deployment of its PrimeCare Patient Management System (the "System") from an in-house legacy system to a state of the art, Internet based solution. The System now enables patients to provide their care providers with their medical history through secure Internet. Additionally, in April 1999, OCG launched a new website, YourOwnHealth.com. This site facilitates consumer access to quality medical information. OCG expects to generate revenues from its Internet businesses through advertising and sponsorship. In fiscal 1999, OCG wrote-off $199,314 of previously capitalized software costs associated with the legacy system.

In July 1999, OCG sold the net assets of its wholly-owned subsidiary, Mooney Edwards Enterprises, Inc. ("Mooney Edwards") (see note 2). Mooney Edwards was engaged in the development and distribution of third party computer software and support services for the medical community for the processing of bills (including insurance claims), bookkeeping, and office management. These consolidated financial statements present Mooney Edwards as a discontinued operation.

Inherent in OCG's business are various risks, including its limited operating experience in the Internet segment of the healthcare market, the limited history of commerce over the Internet, its unproven business model, and uncertainties regarding its ability to develop revenues.

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Proprietary Technology
----------------------
In the fourth quarter of fiscal 1998, OCG discontinued the marketing of the DOS version of the PrimeCare Patient Management System and accordingly the carrying value of the proprietary technology in the amount of $525,000 was written off as this amount represented costs associated with the DOS platform.

Amortization of proprietary technology was $600,000 for the year ended June 30, 1998.

Revenue Recognition
-------------------
Mooney Edwards recognizes sales of computer software systems when delivery has been made and substantially all of the services to be provided by OCG have been completed.

OCG recognizes revenues from fees charged to medical providers for the use of the System as the services are provided.

Revenues from sponsorships, advertising and other arrangements are recognized during the period in which the sponsorship or advertisement is displayed, provided that no significant performance obligations remain and collection of the related receivable is probable.

Net Loss Per Share
------------------
OCG has adopted Statement of Financial Accounting Standards No. 128 ("FAS 128") that requires the reporting of both basic and diluted earnings per share. Basic net loss per share is computed by dividing net loss available to common shareowners by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the fully diluted loss per share calculation for 1999 and 1998 because their effect would be antidilutive.

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

Cash
----
OCG considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. There were no cash equivalents at June 30, 1999 and 1998.

2.     NET ASSETS HELD FOR SALE

In July 1999, OCG sold the net assets of Mooney Edwards for approximately $350,000 plus the value of its net assets (as defined) at the date of closing.


The following summarizes the net assets held for sale as of June 30, 1999:

Net assets:
----------
Current assets                              $85,479
Property and equipment, net                   2,654
                                            -------
           Total                             88,133

Less: liabilities expected to be assumed     57,712
                                            -------
Net assets held for sale                    $30,421

The following summarizes the results of operations for the two years ended June 30, 1999 and 1998 for Mooney Edwards:

                                             1999        1998
                                             ----        ----
Net sales                               $  994,650     $795,399

Cost of sales                              490,417      344,449
Operating expenses                         576,368      480,453
                                        ----------     --------
Total expenses                           1,066,785      824,902
                                        ----------     --------
Net loss                                $  (72,135)    $(29,503)


3.     PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

Equipment held under fee for service arrangements     $366,675
Machinery and equipment                                275,522
                                                      --------
                                                       642,197
Less:  accumulated depreciation                        519,174
                                                      --------
                                                      $123,023
                                                      ========
Depreciation expense was $62,052 and $106,817 for the years ended June 30, 1999 and 1998, respectively.

4.     NOTE PAYABLE - RELATED PARTY

Note payable is to a relative of an Officer and Director of OCG, is unsecured, due on demand, and bears interest at 2% above the prime rate per annum.

5.    SHAREHOLDERS' EQUITY

Preferred Stock
---------------
On July 12, 1984, the shareholders of OCG approved the creation of a class of 1,000,000 shares of preferred stock, and authorized the Board of Directors to establish and designate the number of shares and relative rights, preferences and limitations of such preferred stock.


5.     SHAREHOLDERS' EQUITY (cont'd)

Series E Preferred Stock
------------------------
In June 1992, the Board of Directors designated 100,000 shares of Preferred Stock as Series E Preferred Stock. These shares were issued in conjunction with the acquisition of Mooney Edwards. These shares: (i) are non-convertible with the right to vote on the same basis as the holders of OCG's common stock, (ii) may be redeemed in whole or in part at the option of OCG at a price of $30 per share plus all accrued and unpaid dividends thereon, and, (iii) have the right to dividends which are not cumulative and are limited to a fraction of all cash dividends declared and to be distributed by OCG to all classes of its shareholders in any fiscal year, the (A) numerator of which shall be an amount equal to fifty (50%) percent of the net profits of Mooney Edwards for the prior fiscal year; and the (B) denominator of which shall be the sum of the net profits of OCG (including those of Mooney Edwards) for such prior fiscal year, and no more. No dividends to Series E Preferred shareholders were due at June 30, 1999 and 1998.

Common Stock
------------
In fiscal 1999, OCG sold 703,333 shares of common stock in private placements for $198,250.

In fiscal 1999, OCG issued 50,000 shares of common stock to a former employee in connection with the termination of his employment agreement.

In fiscal 1998, OCG sold 2,062,715 shares of common stock in private placements for $839,650.

In fiscal 1998, OCG issued 104,250 shares of common stock to various persons for public relations, planning and marketing services. OCG recorded $69,500 of expense in the statement of operations for the year ended June 30, 1998.

Stock Subscriptions Receivable
------------------------------
Demand notes receivable of $361,000 are outstanding at June 30, 1999. These notes were issued to various individuals including Officers and Directors of OCG in connection with their fiscal 1998 exercise of warrants for the purchase of common stock and are collateralized by common stock of OCG owned by these individuals.

5.     SHAREHOLDERS' EQUITY (cont'd)

Warrants
--------
OCG accounts for warrants granted to employees and directors under APB No. 25. Had compensation costs of these warrants been determined consistent with SFAS No. 123, OCG's consolidated net loss and net loss per share would have been as follows:

                                                    1999              1998
Net loss as reported                            $(1,393,895)      $(2,214,768)
Net loss pro forma                              $(1,788,775)      $(2,541,230)
Primary loss per share as reported              $      (.05)      $      (.08)
Primary loss per share pro forma                $      (.06)      $      (.10)

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts.

All transactions with individuals other than those considered employees, as set forth within the scope of APB No. 25, have been accounted for under the provisions of SFAS No. 123 during fiscal 1999 and 1998.

The fair value of each warrant grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions:

                                          1999        1998

Risk-free interest rate                   5.75%       5.375%
Expected dividend yield                     -           -
Expected lives                              3           3
Expected stock price volatility            139%         105%

5.     SHAREHOLDERS' EQUITY (cont'd)

Warrants (cont'd)
-----------------
Warrants issued for services generally vest immediately. Warrant activity for the years ended June 30, 1999 and 1998 is summarized as follows:

                                            1999              1998

Outstanding at beginning of year         4,104,000          5,316,000
   Warrants granted                      2,162,000          2,197,000
   Warrants exercised                     (150,000)        (3,146,000)
   Warrants canceled                      (220,000)          (263,000)
                                         ---------          ---------
Outstanding at end of year               5,896,000          4,104,000
                                         =========          =========
OCG issued warrants for the following:

                                                                  Value of
                                    Warrants   Exercise Price     Warrants
                                    --------   --------------     --------
1999
----
Compensatory
------------
Related party - rent                 200,000        $.  47       $  57,911
Consultants                          465,000        $.  47         119,085

Non compensatory
----------------
Employees and directors            1,372,000  $.  47 - $.  65           -
                                   ---------                     ---------
                                   2,037,000                      $176,996
                                   =========                     =========
1998
----
Compensatory
------------
Related party - rent                 200,000        $0.65        $  53,850
Non-employee directors               150,000        $0.65           40,500
Consultants                          600,000  $  .49 - $1.00       163,966

Non compensatory
----------------
Employees and directors            1,247,000  $  .65 - $  .80           -
                                   ---------                     ---------
                                   2,197,000                     $ 258,316
                                   =========                     =========

5.     SHAREHOLDERS' EQUITY (cont'd)

Warrants (cont'd)
-----------------
In fiscal 1998, warrants were exercised to purchase 3,146,000 shares of OCG's common stock for $907,000 in demand notes and the shares were issued.

At June 30, 1999, 5,896,000 shares of OCG common stock were reserved for future issuance with respect to the following warrants:

                                                                 Number of
Expiration                 Exercise Price                       Common Shares

July 1999                  $ .65                                 1,217,000
July 1999-March 2001       $0.49 - $0.77                            90,000
October 1999               $0.75                                   447,000
November 1999              $0.90                                   100,000
December 1999              $0.65                                   135,000
January 1999-June 2000     $0.65                                    60,000
January 2000               $ .65                                   475,000
July 2000                  $ .65                                    60,000
November 2000              $0.72                                   150,000
January 2001               $0.80                                   100,000
March 2001                 $0.65                                   980,000
October 2001               $1.00                                    20,000
November 2001-June 2002    $0.26 - $0.49                            50,000
December 2001              $0.65                                   150,000
April 2002                 $0.40                                   100,000
June 2002                  $0.47                                 1,762,000
                                                                 ---------
                                                                 5,896,000
                                                                 =========
Re-Pricing of Warrants
----------------------
On December 9, 1998, OCG's Board of Directors reduced the exercise price of 2,279,000 previously issued warrants to $0.65. A significant portion of these warrants were issued to Officers and Directors of OCG.

6.     COMMITMENTS AND CONTINGENCIES


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

7.     INCOME TAXES

At June 30, 1999, OCG had net operating loss carryforwards of approximately $14,060,000 which will expire at various dates from 2000 through 2019 subject to certain limitations. The deferred tax asset arising from net operating loss carryforwards are offset by a 100% valuation allowance due to the uncertainty as to their realization.

OCG has entered into numerous equity transactions which may significantly limit the utilization of these net operating losses, pursuant to Internal Revenue Code
Section 382. OCG has not performed a study to determine the effects of Section 382, and accordingly is unable to determine the annual limitations which may be imposed pursuant to Section 382.

8.     RELATED PARTY TRANSACTIONS

A) Certain of OCG's officers served without cash compensation for the years ended June 30, 1999 and 1998.

B) In fiscal 1999 and 1998, OCG issued 200,000 warrants at exercise price is of $0.47 and $0.65 per share to rent office space from an entity controlled by a relative of an officer. Respectively, OCG recorded rent expense of $40,388 and $13,463 for the year ended June 30, 1999 and 1998, respectively (See Note 5).

C) Mooney Edwards leases its office space on a month to month basis, from a partnership in which the officers of Mooney Edwards have an ownership interest. Rent expense under this lease for the years ended June 30, 1999 and 1998 was $18,602 and $18,559, respectively.