Form 10QSB
period 1999-09-30
OCG TECHNOLOGY INC
filed 1999-11-15
CIK 73779

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB

(Mark One)
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             For the quarterly period ended September 30, 1999

     [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                      For the transition period from __________ to___________

                                   Commission file number    0-5186
                                                          ------------


                           OCG TECHNOLOGY, INC.

      ---------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)



            DELAWARE                         13-2643655
 ------------------------------    --------------------------------
(State or other jurisdiction of   (IRS Employer Identification No.)
 incorporation or organization)


              450 West 31st Street, New York, New York 10001
              ----------------------------------------------
                 (Address of principal executive offices)


                              (212) 967-3079
                         --------------------------
                        (Issuer's telephone number)


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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Class                        Shares Outstanding at October 24, 1999
----------------------------           --------------------------------------
Common Stock ($.01 par value)                    30,749,057 Shares

                        OCG TECHNOLOGY, INC. AND SUBSIDIARIES


                                        INDEX


PART I. - FINANCIAL  INFORMATION                       PAGE NUMBER
-------------------------------------                  -----------

Consolidated Condensed Balance Sheets
September 30, 1999 and June 30, 1999                         1

Consolidated Condensed Statements of Loss for
the Three Months Ended September 30, 1999 and 1998           2

Consolidated Condensed Statements of Cash Flow for
the Three Months Ended September 30, 1999 and 1998           3

Notes to Consolidated Condensed Financial Statements         4

Management's Discussion and Analysis of
Financial Condition and Results of Operations                5


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                   9


                        				OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                        				CONSOLIDATED CONDENSED BALANCE SHEETS

                                                              SEPTEMBER 30, 1999     JUNE 30, 1999
ASSETS                                                           (UNAUDITED)            (AUDITED)
Current Assets:

        Cash                                                  $    232,098          $    103,408
        Receivables, trade                                          10,762                 8,468
        Demand notes receivable                                          0                     0
        Other current assets                                       144,661               193,979
        Net assets held for sale                                    30,421                30,421
                                                              -------------         -------------
        Total current assets                                       417,942               336,276
                                                              -------------         -------------
Property and equipment, net of accumulated depreciation of
          ($496,645)           ($482,020)                          111,937               123,023

Other assets                                                         1,480                 3,180
                                                              -------------         -------------
        Total assets                                          $    531,359          $    462,479
                                                              =============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Accounts payable and accrued expenses                 $     53,789          $     53,591
        Notes Payable                                               21,844                21,844
        Due to Officer (non-interest bearing)                       15,121                15,121
                                                              -------------         -------------
        Total current liabilities                                  387,421                90,556
                                                              -------------         -------------

Net deposit received for sale of subsidiary                        296,667                     0

Shareholders' equity: (Note 4)
        Preferred stock $.10 par value, Series E                    10,000                10,000
        Common stock $.01 par value                                307,615               305,815
        Additional paid-in capital                              24,000,777            23,951,577
        Deficit                                                (23,750,954)          (23,471,969)
        Subscription receivable                                   (361,000)             (361,000)
                                                              -------------         -------------
                                                                   206,438               434,423
        Less treasury stock, at cost                               (62,500)              (62,500)
                                                              -------------         -------------
        Total shareholders' equity                                 143,938               371,923
                                                              -------------         -------------
Total liabilities and shareholders' equity                    $    531,359          $    462,479
                                                              =============         =============


See accompanying notes to consolidated condensed financial statements

                                               1

                                 OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                            CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                          (UNAUDITED)

                                                     THREE MONTHS ENDED SEPTEMBER 30,

                                                           1999              1998
                                                      -----------         -----------
Revenue:

        Sales                                         $     4,500         $   287,253
                                                      -----------         -----------

Costs and expenses:

        Cost of sales                                           0             129,696

        Marketing, general and administrative             284,019             402,597

        Interest - net                                       (531)             (2,975)
                                                      -----------         -----------
Total Expenses                                            283,488             529,318
                                                      -----------         -----------
Net Income (Loss)                                     $  (278,988)        $  (242,065)
                                                      ===========         ===========

Weighted average number of Common
        Shares outstanding during period               30,718,514          29,828,224
                                                      ===========         ===========


Loss per Common Share                                 $    ($0.01)        $    ($0.01)
                                                      ===========         ===========





          See accompanying notes to consolidated condensed financial statements



                                            OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                                                  STATEMENTS OF CASH FLOWS
                                                         (UNAUDITED)

                                                                                               THREE MONTHS ENDED SEPTEMBER 30,
                                                                                               --------------------------------
                                                                                                   1999               1998
Cash flows from operating activities:
        Net income (loss)                                                                       $ (278,988)       $ (242,065)
                                                                                                ----------        ----------
        Adjustments to reconcile net income (loss)
          to net cash used in operating activities:
                Depreciation and amortization                                                      14,625            33,080
                Issuance of stock and warrants for services                                         6,000                 0
                Amortization of Black Scholes valuation                                            51,018            22,013

        Changes in assets and liabilities
                (Increase) decrease in receivables                                                 (2,294)          (29,427)
                (Increase) decrease in demand notes                                                     0           147,250
                (Increase) decrease in other current assets less Black Scholes value               (1,700)          106,045
                (Increase) decrease in property and equipment                                      (3,536)           (8,375)
                (Increase) decrease in Proprietary Technology                                           0           (47,383)
                (Increase) decrease in other assets less Black Scholes value                        1,700           (91,450)
                (Decrease) in accounts payable and accrued expenses                                   198           (41,155)
                                                                                               ----------        ----------
                        Total adjustments                                                          66,011            90,598
                                                                                               ----------        ----------
                        Net cash used in operating activities                                    (212,977)         (151,467)

                                                                                               ----------        ----------
Cash flows from investing activities:
	Net deposit received for sale of subsidiary                                                 296,667                 0
                                                                                               ----------        ----------
Cash flows from financing activities:
        (Increase) decrease in subscription receivable                                                  0            25,250
        Proceeds from issuance of common stock                                                     45,000                 0
                                                                                               ----------        ----------
                        Net cash changes from investing and financing activities                  341,667            25,250
                                                                                               ----------        ----------
Net increase (decrease) in cash                                                                   128,690          (126,217)

Cash, beginning of period                                                                         103,408           475,323
                                                                                               ----------        ----------
Cash, end of period                                                                              $232,098          $349,106
                                                                                               ==========        ==========


See accompanying notes to consolidated condensed financial statements

              OCG TECHNOLOGY, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           (UNAUDITED)

1. In the opinion of the Company, (which, together with its subsidiaries, unless the context otherwise requires, is referred to as the "OCGT"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1999 and the results of operations for the three months ended September 30, 1999 and 1998 and the statements of cash flows for the three months ended September 30, 1999 and 1998. The June 30, 1999 balance sheet has been derived from the Company's audited financial statements.

     The results of operations for the three months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

4.   Capital Changes:

     During the three months ended September 30, 1999, for services rendered in accord with the terms of a consulting agreement, warrants were issued to purchase a total of 15,000 shares of the Company's common stock at exercise prices ranging between $0.40 to $0.42 per share with exercise dates of said warrants expiring between July 1 to September 1, 2002. The Company reflected a total expense of $6,000 for the three month period ending September 30, 1999.

     During the three months ended September 30, 1999, 180,000 shares of the Company's common stock were sold for $45,000 ($0.25 per share).

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

Results of Operations
---------------------
Total revenues decreased $282,753 for the three months ended September 30, 1999 as compared to the same period for 1998 primarily as a result of the sale the Medical Manager distributorship of Mooney-Edwards Enterprises, Inc. ("MIS"), a subsidiary of OCGT. This also resulted in a decrease in cost of sales of $129,696 for the three months ended September 30, 1999 as compared to the same period for 1998. The sales of OCG Technology, Inc. ("OCGT"), andPrime Care Systems, Inc ("PSI"), a subsidiary of OCGT were $0 and $4,500 respectively, for the three months ended September 30, 1999.

Marketing, general and administrative expenses decreased $118,578 for the three months ended September 30, 1999 as compared to the same period for 1998 primarily as a result of the sale of the MIS division and the reduction in amortization as a result of the completion of the write off of the capitalized costs of the PrimeCare Patient Management System and Internet developments.

Liquidity and Capital Resources
-------------------------------
At September 30, 1999 OCGT had a current ratio of 4.61 to 1 compared to 3.33 to 1 as of September 30,1998. The net loss from operations for the three months ended September 30 1999 was $278,988 of which loss non-cash charges of $71,643 accounted for 26% of the total loss from operations. OCGT has experienced recurring losses from operations and has been unable to provide sufficient working capital from operations and has relied significantly on the sale of equity interests in OCGT, and the exercise of warrants and loans from shareholders to fund its operations. OCGT's auditors have included an explanatory paragraph regarding the ability of OCGT to continue as a "going concern".

Cash on hand and accounts receivable were $242,860 at September 30, 1999.
OCGT also has $361,000 of demand notes due related to their exercise of warrants. In addition, OCGT has Cardiointegraph equipment, in the final stages of manufacture, which will be available to lease on a fee for service basis. In the past, OCGT's principal means of overcoming its cash shortfalls from operations was from the sale of OCGT's common stock. During the three months ended September 30, 1999, 180,000 shares of the Company's common stock were sold for $45,000 ($0.25 per share). Although, in the past, OCGT has been able to provide working capital through the sale of equity interests in OCGT and through the exercise of warrants, there can be no assurances that OCGT will succeed in its efforts.

Disposition of Assets.
---------------------
Although on August 2, 1999, pursuant to the terms ofan Asset Purchase Agreement, Mooney-Edwards Enterprises, Inc.("MIS"), a wholly owned subsidiary of OCGT, sold substantially all of the assets, as of July 28, 1999, to Medical Manager Southeast, Inc.("MM") and MM assumed substantially all of the liabilities related to operations as of July 28, 1999 for a purchase price equal to Three Hundred Fifty Thousand Dollars and 00/100 ($350,000) plus an amount equal to the value of the net assets as of July 28, 1999, the sale has not been completed. However, a considerable portion of the sale has been reflected in these financial statements. The sale was made under the dealer acquisition program initiated by MM in 1997 when it became publicly held.

PrimeCare Systems, Inc.(" PSI"), a Delaware corporation, was acquired by OCGT as of May 16, 1994. PSI owns all right, title and interest in the PrimeCareTM System, which is protected by copyrights. (Hereafter "OCGT" shall mean OCGT and/or PSI as the context.) The PrimeCareTM System is a patient-centered, interactive, computer program that brings efficiencies to the patient/physician encounter while improving the standard of care and reducing costs. Patients interact directly with the PrimeCareTM System, during what is usually waiting time. A detailed patient history is obtained without taking any of the physician's time. Patients are seated at a computer and answer complaint-specific questions by using just the number keys to indicate answers that apply to them; no typing or computer skills are required. The software also has bilingual capabilities, allowing Spanish-speaking patients to interact in their preferred language. When the patient questionnaire is completed, the PrimeCareTM System creates a preliminary report for the physician to review before examining the patient. The preliminary report contains the patient's current problems, medications and allergies, all positive and significant negative subjective responses, vital signs and a list of the diagnostic considerations triggered by the patient's responses. By freeing up the time physicians would normally have to spend asking patient history questions and recording responses, PrimeCareTM permits physicians to see more patients in less time. The PrimeCareTM System is also easy for the physician to understand and use . The same simple key stroke process lets the physician document: his physical findings, his assessment, the treatment plan, the prescribed medications and select patient education materials. At the conclusion of the encounter a final report of the visit , patient educational materials, and prescriptions are printed for the patient.

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

The  PrimeCare(TM) System is marketed primarily through the following business
models: (a)   recruitment of value added resellers ("VARs") and authorized dealers; (b) direct sales to large at-risk healthcare entities; and (c) private labeling opportunities. The type of distributors sought by OCGT are those who currently sell, install and service medical office and billing systems to medical facilities. In addition, exhibiting the PrimeCareTM System and CodeComplierTM at selected health care industry conventions is a component of the marketing and sales program. VARs, who sell, install, and service, billing systems to medical facilities, have agreed to market the PrimeCareTM System. However, no assurances can be given that OCGT's marketing plan will succeed.

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

OCGT has completed development of software which computes the E&M code. Designed to be used in conjunction with the PrimeCareTM System, CodeComplierTM takes the guess work out of E&M compliance. As each item of information is entered into and collected by the PrimeCareTM System during the patient encounter, the CodeComplierTM organizes the data in the proper classification and using the 1997 HCFA guidelines, automatically calculates the applicable E&M code. Since the CodeComplierTM automatically calculates the applicable E&M code from data collected by the PrimeCareTM System during the patient encounter, it totally eliminates the time and effort which would otherwise be required by physician office personnel to complete this task. The marketing strategy is to offer the CodeComplierTM to medical facilities interested in the PrimeCareTM System. OCGT markets the CodeComplierTM as a service, on a pay for use basis, with a maximum charge of $1.00 per patient visit. This pricing method conforms to OCGT's philosophy of tying the product's cost directly to its use. OCGT believes that the saving in labor costs and other financial benefits derived by the physician from use of the CodeComplierTM far exceeds the $1.00 cost per patient visit. The 1997 HCFA guidelines carry severe penalties including imprisonment for violators. OCGT believes that CodeComplier very marketable because it eliminates these problems. As a result of the protests of the physicians medical association were suspended indefinitely during April, 1998. It is generally believed that in part the suspension was given to allow time for physicians to deal with the Y2K problem and that the rules will be in effect in early 2000. OCGT believes that when the HCFA guidelines are reinstated both the PrimeCareTM System and
CodeComplierTM will become very marketable.   However, no assurances can be
given that OCGT's marketing plan will succeed.

PrimeCareTM Web Sites and activities
------------------------------------
OCGT has introduced PrimeCare on the WebTM , which is a secure Internet enhanced version of the patient interactive medical history questionnaires of the PrimeCareTM System. PrimeCare on the WebTM enables the patient to complete one, or more, detailed medical history questionnaires that relate to the patient's chief complaint, as selected by their physician. The patient, using a unique ID and password, can securely and anonymously complete the questionnaire(s) from the comfort of their home, workplace, school, vacation site or even while waiting to see their physician, if Internet capability is available. The medical report generated for the physician contains the patient's responses, and a list of differential diagnoses associated with the patient's responses. The report highlights the significant diagnoses and enables the physician to choose an appropriate preliminary course of action, e.g., "come to my office"; "go to the emergency room of XYZ Hospital"; or "take two aspirin", etc. All questions and answers are encrypted and all communications use secure digital certificates. Use of PrimeCare on the WebTM eliminates the time a physician would normally have to spend asking patient history questions and recording responses, and permits the physician to see more patients in less time, while improving the quality of care. Although PrimeCare on the WebTM is free to the physician, it is designed to generate revenues from three specific advertising opportunities: (a) banner advertising on every page (average questionnaire consists of approximately 20 page views);
(b) geographical sponsorships by hospitals and medical providers based on exclusive zip code defined areas; and (c) topical sponsorships by pharmaceutical and medical product manufacturers that will target complaint-specific questionnaires.

On April 15, 1999, OCGT announced that it has gone "live" online with its innovative website www.YourOwnHealth.com TM . This Internet site facilitates consumer access to quality medical information helping its users become more knowledgeable about medical conditions and be better informed healthcare consumers. The website hosts Internet versions of two sections of OCGT's PrimeCareTM Patient Management System, a sophisticated software program designed for physicians to electronically document the physician/patient encounter. One of these sections, "Patient History Questionnaires", permits the consumer to select and answer complaint-specific medical questionnaires. Based on the consumer's responses to questions, a detailed report, which includes possible diagnoses, is created. The patient can give this report to their physician at the patient visit. The second section, "Patient Education Materials", provides articles relating to diseases, disease management and common medications, enabling the consumer to better understand medical problems and conditions. Although www.YourOwnHealth.com TM is free to the consumer, it is designed to generate revenues from three specific advertising opportunities: (a) banner advertising on every page (average questionnaire consists of approximately 20 page views); (b) geographical sponsorships by hospitals and medical providers based on exclusive zip code defined areas; and
(c) topical sponsorships by pharmaceutical and medical product manufacturers that will target complaint-specific questionnaires.

Increased use of both www.YourOwnHealth.com and PrimeCare on the Web is needed to generate significant advertising revenues for OCGT. Therefore, on November 4, 1999, OCGT entered into an agreement with VantageMed Corporation ("VMC"). The agreement provides for VMC to seamlessly link both www.YourOwnHealth.com and PrimeCare on the Web (the "OCGT Sites") to the individual customer web sites which VMC is creating and hosting on its master web site, www.vantagemed.net for its more than 10,000 health care customer installations. These health care installations collectively represent nearly 25,000 health care providers. VMC selects and provides the content for the individual customer sites and will educate their providers in the use of these new tools. The agreement also provides for VMC to share in the advertising revenues derived from visits to the OCGT Sites from the VMC Sites.

In addition to the marketing arrangement with VMC, OCGT has entered into an agreement with Language Force, Inc.("LFI") which owns three portals, www.GoToWorld.com , www.GoToWorld.uk and www.GoToWorld.ua (the "LFI Sites"). The agreement calls for prominent links at the healthcare section on all of the LFI Sites to www.YourOwnHealth.com. PC Data, Inc. reported that www.GoToWorld.com had 3,697,000 unique visitors during the month of October. The agreement provides for LFI to share in the advertising revenues derived from visits to the OCGT Sites from the LFI Sites.

OCGT is currently in discussions with portals, search engines and healthcare web site to arrange linking and cross linking agreements all of which should increase visits to the OCGT Sites and generate advertising revenues.

OCGT has entered into an agreement with Denise Austin to create, host and manage www.DeniseAustin.com , as url owned by Denise Austin.

OCGT believes that it could provide sufficient working capital from operations through marketing the Window 95/NT version of the PrimeCareTM System, CodeComplierTM, and its Internet products PrimeCare on the WebTM and www.YourOwnHealth.com TM.

Currently, OCGT has no lines of credit and has no material commitments for capital expenditures outstanding.

                            PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits
                Exhibit 27. - Financial Data Schedule

          (b)  Reports on Form 8-K
                A Report on Form 8-K was filed on August 16, 1999 regarding the sale of substantially all of the asets of Mooney-Edwards Enterprises, Inc., a wholly-owned subsidiary of OCGT.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.



                                                 OCG TECHNOLOGY, INC.



                                             BY:  /s/Edward C. Levine
                                                ----------------------
                                                 EDWARD C. LEVINE,
                                                 PRESIDENT
                                                (PRINCIPAL FINANCIAL OFFICER)


DATED: November 12, 1999