Form 10QSB
period 1999-12-31
OCG TECHNOLOGY INC
filed 2000-02-22
CIK 73779

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB

(Mark One)
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             For the quarterly period ended December 31, 1999

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Class                        Shares Outstanding at February 1, 2000
----------------------------           --------------------------------------
Common Stock ($.01 par value)                    31,311,557 Shares

                        OCG TECHNOLOGY, INC. AND SUBSIDIARIES


                                        INDEX


                                                                 PAGE NUMBER
                                                                 -----------
PART I. - FINANCIAL  INFORMATION
--------------------------------
Consolidated Condensed Balance Sheets
December 31, 1999 and June 30, 1999                                   1

Consolidated Condensed Statements of Loss for
the Three Months and Six Months Ended
December 31, 1999 and 1998                                            2

Consolidated Condensed Statements of Cash Flow for
the Six Months Ended December 31, 1999 and 1998                       3

Notes to Consolidated Condensed Financial Statements                  4

Management's Discussion and Analysis of
Financial Condition and Results of Operations                         5


PART II. - OTHER INFORMATION
----------------------------
Item 4.   Submission of Matters to a Vote of Security Holders         9

Item 6.   Exhibits and Reports on Form 8-K                            9


                        				OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                        				CONSOLIDATED CONDENSED BALANCE SHEETS

                                                              DECEMBER 31, 1999  JUNE 30, 1999
ASSETS                                                           (UNAUDITED)         (AUDITED)
Current Assets:

        Cash                                                  $     71,310       $    103,408
        Receivables, trade                                          18,908              8,468
        Receivable, Sale of business                               112,557               -
        Other current assets                                       144,661            193,979
        Net assets held for sale                                      -                30,421
                                                              -------------      -------------
        Total current assets                                       347,436            336,276
                                                              -------------      -------------
Property and equipment, net of accumulated depreciation of
          ($511,559)           ($482,020)                          103,225            123,023

Other assets                                                        31,850              3,180
                                                              -------------      -------------
        Total assets                                          $    482,511       $    462,479
                                                              =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Accounts payable and accrued expenses                 $     27,952       $     53,591
        Notes Payable                                               10,500             21,844
        Due to Shareholder (non-interest bearing)                      -               15,121
                                                              -------------      -------------
        Total current liabilities                                   38,452             90,556
                                                              -------------      -------------

Shareholders' equity: (Note 4)
        Preferred stock $.10 par value, Series E                    10,000             10,000
        Common stock $.01 par value                                313,115            305,815
        Additional paid-in capital                              24,168,338         23,951,577
        Deficit                                                (23,623,894)       (23,471,969)
        Subscription receivable                                   (361,000)          (361,000)
                                                              -------------      -------------
                                                                   506,559            434,423
        Less treasury stock, at cost                               (62,500)           (62,500)
                                                              -------------      -------------
        Total shareholders' equity                                 444,059            371,923
                                                              -------------      -------------
Total liabilities and shareholders' equity                    $    482,511       $    462,479
                                                              =============      =============


See accompanying notes to consolidated condensed financial statements

                                               1


                             OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                          (UNAUDITED)


                             THREE MONTHS ENDED DECEMBER 31,  SIX MONTHS ENDED DECEMBER 31,

                                    1999          1998               1999         1998

Revenue:
     Sales                     $   25,500     $    7,485         $   30,000   $   10,485
                               ----------     ----------         ----------   ----------

Costs and expenses:
     Marketing, general and
         administrative           165,691        232,362            339,506      501,680

     Depreciation and
         amortization              14,625         39,239             29,539       67,924

     Product development costs    103,382           -               215,379         -

     Interest - net                  (534)        (1,906)            (1,065)      (5,222)
                               ----------     ----------         ----------   ----------
Total Expenses                    283,164        269,695            583,359      564,382
                               ----------     ----------         ----------   ----------
Net Income (Loss)              $ (257,664)    $ (262,210)        $ (553,359)  $ (553,897)
                               ==========     ==========         ==========   ==========

Weighted average number of
     shares outstanding
     during period             30,870,898     29,828,224         30,784,453    29,828,224
                               ==========     ==========         ==========    ==========


Loss per Common Share             $(0.01)        $(0.01)            $(0.02)       $(0.02)
                               ==========     ==========         ==========    ==========





     See accompanying notes to consolidated condensed financial statements

                     OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                           STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)


                                                      SIX MONTHS ENDED DECEMBER 31,


                                                              1999             1998
Cash flows from operating activities:

 Net income (loss)                                         $(185,324)      $ (491,300)
                                                           ----------      -----------
  Adjustments to reconcile net income (loss)
            to net cash used in operating activities:

       Depreciation and amortization                          29,539           67,924
       Issuance of stock and warrants for services           103,687            4,000
       Amortization of Black Scholes valuation                51,018           21,548

  Changes in assets and liabilities
       (Increase) decrease in receivables                   (122,997)         (47,412)
       (Increase) decrease in demand notes                      -             110,000
       (Increase) decrease in other current assets
            less Black Sholes value                           28,722          106,325
       (Increase) decrease in property and equipment          (6,956)         (18,886)
       (Increase) decrease in Proprietary Technology            -             (97,352)
       (Increase) decrease in other assets less
              Black Scholes value                            (28,670)         (31,293)
       (Decrease) in accounts payable and accrued expenses   (33,193)         (42,261)
                                                           ----------      -----------
            Total adjustments                                 21,150           72,593
                                                           ----------      -----------
            Net cash used in operating activities           (164,174)        (418,707)
                                                           ----------      -----------

Cash flows from financing activities:

  (Increase) decrease in subscription receivable                -              62,500
  Proceeds from issuance of common stock                     132,076             -
                                                           ----------      -----------
            Net cash changes from financing activities       132,076           62,500
                                                           ----------      -----------
Net increase (decrease) in cash                              (32,098)        (356,207)

Cash, beginning of period                                    103,408          475,323
                                                           ----------      -----------
Cash, end of period                                        $  71,310       $  119,116
                                                           ==========      ===========


  See accompanying notes to consolidated condensed financial statements

              OCG TECHNOLOGY, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           (UNAUDITED)

1. In the opinion of the Company, (which, together with its subsidiaries, unless the context otherwise requires, is referred to as the "OCGT"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 1999 and the results of operations for the three and six months ended December 31, 1999 and 1998 and the statements of cash flows for the three months ended December 31, 1999 and 1998. The June 30, 1999 balance sheet has been derived from OCGT's audited financial statements.

     The results of operations for the six months ended December 31, 1999 are not necessarily indicative of the results to be expected for the full year.

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

4.   Capital Changes:
     During the six months ended December 31, 1999, for services rendered in accord with the terms of a consulting agreement, warrants were issued to purchase a total of 30,000 shares of OCGT's common stock at exercise prices ranging between $0.40 to $0.42 per share with exercise dates of said warrants expiring between July 1 to September 1, 2002. OCGT reflected a total expense of $12,000 for the three month period ending December 31, 1999.

     During the six months ended December 31, 1999, 380,000 shares of OCGT's common stock were sold for $95,000 ($0.25 per share).

     During the three months ended December 31, 1999, 100,000 shares of OCGT's common stock were issued as compensation for services to be performed pursuant to an Internet services agreement during the course of calendar year 2000. OCGT recorded a prepaid asset for $42,187 (based on the market price at date of issue) which will be amortized over the term of the estimated service benefit.

     During the three months ended December 31, 1999, 100,000 shares of OCGT's common stock were issued as compensation for services to be performed during the course of calendar year 2000 pursuant to a financial services agreement. OCGT recorded a prepaid asset for $37,500 (based on the market price at date of issue) which will be amortized over the term of the estimated service benefit.

     During the three months ended December 31, 1999, 150,000 shares of OCGT's common stock were issued to retire debt in the amount of $37,374. The creditor is the son of OCGTs President.

     During the three months ended December 31, 1999 OCGT's Board of
Directors approved the issuance of warrants to acquire 50,000 shares of OCGT's common stock at an exercise price of $0.40 which expire December 31, 2002. These warrants were issued to an employee of OCGT. On the date of issue the quoted market price of OCGT's common stock was less than the per share exercise price of the warrants.

     5.   Material Subsequent Event

     On January 25, 2000, 160,000 shares of OCGT's common stock were sold for $40,000 ($0.25 per share).

               OCG TECHNOLOGY, INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    A SUMMARY OF INCREASES (DECREASES) IN THE ITEMS INCLUDED IN
         THE CONSOLIDATED STATEMENTS OF LOSS IS SHOWN BELOW:
General
-------
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere herein. The following discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and OCGT intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include predictions, estimates and other statements that involve a number of risks and uncertainties While this outlook represents OCGT's current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein.

OCGT has experienced recurring losses from operations and has relied on the sale of equity interests in OCGT to fund its operations. If necessary, OCGT intends to provide additional working capital through the sale of equity interests in OCGT. Although, in the past, OCGT has been able to provide working capital through the sale of equity interests in OCGT, there can be no assurances that OCGT will succeed in its efforts, which creates a doubt about its ability to continue as a going concern. The results of operations for prior periods is based on OCGT's continuing operations.

Results of Operations
---------------------
Total revenues increased $18,015and $19,515for the three and six months ended December 31, 1999 as compared to the same period for 1998 primarily as a result of Internet revenues The sales of OCGT and PSI were $100 and $29,900 respectively, for the six months ended December 31, 1999.
Marketing, general and administrative expenses decreased $66,671 and $162,173 for the three and six months ended December 31, 1999 as compared to the same period for 1998 due to a reduction in marketing expenses resulting from a shift in marketing emphasis to Internet products and a change both in presentation and in the accounting procedures. In prior years expenditures for Product Development were accounted for as an asset and amortized over its estimated useful life. As of June 30 1999, the policy was changed and thereafter, the cost of Product Development was charged as an expense and appears as a separate item on the statements of Operations.

Liquidity and Capital Resources
-------------------------------
At December 31, 1999 OCGT had a current ratio of 9 to 1 compared to 8.7 to 1 as of December 31,1998. The net loss from operations for the six months ended December 31, 1999 was $583,358 of which loss non-cash charges of $92,557 accounted for 16% of the total loss from operations. OCGT has experienced recurring losses from operations and has been unable to provide sufficient working capital from operations and has relied significantly on the sale of equity interests in OCGT, and the exercise of warrants and loans from shareholders to fund its operations. OCGT's auditors have included an explanatory paragraph regarding the ability of OCGT to continue as a "going concern".

Cash on hand and accounts receivable were $202,775 at December 31, 1999. OCGT also has $361,000 of collateralized demand notes receivable related to the purchase of OCGT's common stock through the exercise of warrants. In the past, OCGT's principal means of overcoming its cash shortfalls from operations was from the sale of OCGT's common stock. During the six months ended December
31, 1999, 380,000 shares of the OCGT's common stock were sold for $95,000 ($0.25 per share). Although, in the past, OCGT has been able to provide working capital through the sale of equity interests in OCGT and through the exercise of warrants, there can be no assurances that OCGT will succeed in its efforts.

Disposition of Assets. On August 2, 1999, pursuant to the terms of an Asset Purchase Agreement, Mooney-Edwards Enterprises, Inc.("MIS"), a wholly owned subsidiary of OCGT, sold substantially all of the assets, as of July 28, 1999, to Medical Manager Southeast, Inc.("MM") and MM assumed substantially all of the liabilities related to operations as of July 28, 1999 for a purchase price equal to Three Hundred Fifty Thousand Dollars and 00/100 ($350,000) plus an amount equal to the value of the net assets as of July 28, 1999 which is approximately $96,262. The sale has been completed. The unpaid portion of the sales price, $112,557 is reflected as a receivable.

Product and Marketing Overview. OCGT's revenues are primarily derived from marketing the products, of its wholly owned subsidiary, PrimeCare Systems, Inc. ("PSI"), a Delaware corporation. (Hereafter "OCGT" shall mean OCGT and/or PSI as the context requires). OCGT, through PSI, has developed, markets, updates and expands the PrimeCareTM Patient Management System (the "PrimeCareTM System"), PrimeCareOnTheWeb.com, YourOwnHealth.com, YourOwnDoctor.com and DeniseAustin.com, all of which are protected by copyrights.

All of PSI's products are centered on all or parts of the PrimeCareTM System. The PrimeCareTM System, an in-office PC based system, is a patient-centered, interactive, computer program that brings efficiencies to the patient/physician encounter while improving the standard of care and reducing costs. Patients interact directly with the PrimeCareTM System, during what is usually waiting time. A detailed patient history is obtained without taking any of the physician's time. The designated staff member selects the appropriate Questionnaire based upon the patient's chief complaint and/or symptom and enters the patients vital signs. The patient is then seated at a computer and answers complaint-specific questions by using just the number keys to indicate answers that apply to them; no typing or computer skills are required. The software also has bilingual capabilities, allowing Spanish-speaking patients to interact in their preferred language. When the patient has completed the Questionnaire, the PrimeCareTM System creates a Preliminary Report for the physician to review before examining the patient. The Preliminary Report contains the patient's current problems, medications and allergies, all positive and significant negative subjective responses, vital signs and an alphabetical list of the diagnostic possibilities with the patient's responses that triggered each diagnostic possibility. By freeing up the time physicians would normally have to spend asking patient history questions and recording responses, the PrimeCareTM System permits physicians to see more patients and to spend more quality time with them. The PrimeCareTM System is also easy for physicians to understand and use . The same simple key stroke process lets the physician document the: physical findings (normal and abnormal), assessment, treatment plan, prescribed medications and patient education materials distributed. At the conclusion of the encounter a final report of the visit, patient educational materials, and prescriptions are printed for the patient.

The PrimeCareTM System: standardizes the patient record; assures consistency in patient care; creates a patient database for clinical and outcomes research; offers, both local and remote, means for utilization review and quality assurance audits; improves the quality of care; increases efficiency and productivity of the physician's practice; automatically generates a problem list; incorporates patient care algorithms and clinical practice guidelines; permits, both local and remote, on-line electronic retrieval of patient record and hard copy print out with appropriate security controls; enables rapid access to important patient data for clinical care; contains and provides patient education, complaint oriented and medication specific; provides physician reference materials.

The PrimeCare(TM) System uses the Windows 95/98/NT platforms. PSI's interfaces enable the PrimeCare(TM) System to communicate with other practice management systems used in medical facilities. This provides a method for these systems to transfer information to the PrimeCare(TM) System, such as patient demographics and appointment scheduling, and the PrimeCare(TM) System to transfer information (such as billing information including E&M codes, ICD9 codes and CPT codes) to these other systems.

 The PrimeCare(TM) System has other enhancements and features which include:
(1) voice command recognition capability to enable physicians to use voice commands instead of keystrokes or mouse clicks to document normal & abnormal physical findings, the assessment, select tests, treatment plan, prescriptions, drug interaction checks, patient education materials to be dispensed and
schedule follow-up visits.  (2)    a touch screen may be used by the patient
and physician instead of the key board, mouse or voice command recognition. All keystrokes, mouse clicks or voice commands are duplicated by the touch screen hardware and software. (3) The PrimeCareTM System uses either Microsoft's SQL Server or Interbase, as a database. This expands the flexibility of the PrimeCareTM System since it enables medical facilities that are using MS SQL Server database for practice management systems and other software to add PrimeCareTM without purchasing an additional database. Both databases support distributed processing in local and wide area networks.

The principal markets for the PrimeCare(TM) System are ambulatory/outpatient medical facilities, such as, primary care physicians, medical clinics and staff health maintenance organizations.

The  PrimeCare(TM) System  is marketed   through  value added resellers
("VARs"), authorized dealers and direct sales. In addition, the PrimeCareTM System and CodeComplierTM have been exhibited at selected health care industry
conventions as a component of the marketing and sales program.   However, no
assurances can be given that the marketing plan will succeed.

 The PrimeCareTM System is marketed as a service, on a pay for use basis, with a maximum charge of $2.00 per patient visit. This marketing method eliminates a significant financial commitment to purchase the software, plus monthly maintenance charges for updates, and ties the cost directly to use. Physician users have stated that the financial benefits derived by the physician from use of the PrimeCareTM System exceeds the cost per patient visit. According to the American Medical Association, there are over 650,000 physicians in the U.S. creating a very large potential market for the System. OCGT estimates that as many as 250,000 of these physicians could use the PrimeCareTM System routinely. OCGT has not identified any competitive patient management system which embodies all the features of the PrimeCare(TM) System. However, other companies market systems which may have some of the features of the PrimeCare(TM) System and some companies market medical office products which perform different functions than those performed by the PrimeCare(TM) System. To date, market penetration by both PSI and its competitors has been very small.

OCGT has also developed software which computes the E&M code. Designed to be used in conjunction with the PrimeCareTM System, CodeComplierTM takes the guess work out of E&M compliance. As each item of information is entered into and collected by the PrimeCareTM System during the patient encounter, the CodeComplierTM organizes the data in the proper classification and using the 1997 HCFA guidelines, automatically calculates the applicable E&M code. It totally eliminates the time and effort which would otherwise be required by physician office personnel to complete this task. However, no assurances can be given that OCGT's marketing plan will succeed.

PrimeCareTM Web Sites and Activities
------------------------------------
In response to the opportunities created by the development and growing consumer acceptance of secure Internet communications, PSI now makes enhanced and targeted components of its PrimeCare System available to physicians and health-conscious consumers via the Web (e.g. www.PrimeCareOnTheWeb.com and www.YourOwnHealth.com). OCGT has also expanded into Web Site design and hosting (e.g. www.DeniseAustin.com ; www.YourOwnDoctor.com) and business-to-business Internet licensing agreements which permit other sites to use selected portions of the PrimeCare System via PSI's new dynamically generated Interactive Medical Interview System. A description of these products, their financial potential and cross promotional opportunities follows.

Internet Products Overview
--------------------------
A very significant number of visitors to the Internet are consumers seeking information concerning their health and fitness. As a result OCGT, through PSI, now enables consumers to communicate with their physicians through its creation of Internet products based on its PrimeCare System. The Internet products are designed for both patient/consumer use and medical practice use.

OCGT maintains and operates a consumer Web Sites www.YourOwnHealth.com; a Site accessible only by registered physicians through use of a unique passwords, www.PrimeCareOnTheWeb.com; www.YourOwnDoctor.com which is accessible by both registered physicians and consumers; and a fitness Site www.DeniseAustin.com. All of the Web Site are structured to create advertising revenues.


Consumer Web Site
-----------------
www.YourOwnHealth.com is a unique, free online health and wellness Site. YourOwnHealth.com enables visitors to become more informed about their medical conditions and better prepared for their next visit to the doctor.

YourOwnHealth.com offers:
Medical Interview- The Site enables visitors to securely and anonymously select and complete detailed medical history Questionnaires that relate to that visitor's specific medical problems. Based upon the responses, the software generates and makes available to the visitor a detailed Report. The Report lists in alphabetical order the possible diagnoses and under each diagnosis the positive and pertinent negative responses that support that diagnostic consideration. At the consumer's option, the Questionnaires appear in either English or Spanish and range from a general patient history to problem-specific Questionnaires covering hundreds of medical conditions. All medical data are encrypted for storage and Internet communications are protected by secure digital certificates from VeriSign to protect the confidentiality rights of every user. YourOwnHealth Notebook - A secure depository for storage of personal and family medical data that can be accessed only through registered IDs and passwords.
"YourOwnHealth Notebook" provides a convenient way to keep track of personal health issues for Registered Members. Members can create and edit lists for health conditions, allergies, immunizations, medications and more. Members can also elect to save the interviews completed on YourOwnHealth.com and add personal notes and reminders to the record.

YourOwnHealth Reference- The site also provides extensive Patient Education Materials which are articles relating to diseases, disease management, medical procedures and common medications including drug interactions.

Physician Web Sites
-------------------
www.PrimeCareOnTheWeb.com enables physicians to select problem specific medical history Questionnaires for their patients to complete, via the Internet. When patients call their doctor's office with a medical complaint, they are assigned a unique set of pass-codes to access a special web site and answer the Questionnaire(s). The Questionnaires are selected by their physician or a staff member. When the patient has completed the Questionnaire, the information is processed and saved by PrimeCareOnTheWeb . The processing produces a Report containing the patient's medical history and lists the diagnostic possibilities and also computes the E&M code for the medical history. The Report is sent by encrypted electronic mail to the physician's office. The physician can also print or review the Report directly from www.PrimeCareOnTheWeb.com.
The patient can be told to seek immediate medical help or be scheduled for an office appointment. In case of emergency, the history can be forwarded to the appropriate Hospital Emergency Room. When the patient arrives for an appointment, the detailed medical history and Report are already completed, without taking any physician time.

YourOwnDoctor.com
-----------------
Although, in general, physicians compete for the healthcare consumer, most physicians in private practice do not yet have web sites to promote their services. OCGT has created and maintains www.YourOwnDoctor.com , a Web Community that hosts a web site, at no charge, for any physician that registers. The site enables registered physicians to: display credentials, including photos of each physician in the office; list specialties; provide office information: hours of operation, directions, photos, maps; list contact information (phone numbers, e-mail addresses); list accepted insurance plans; provide useful medical links. It helps consumers to locate a physician in their neighborhood. Consumers can select from National Map and sort by name, practice name, specialty or city. It provides a direct tie-in to YourOwnHealth and PrimeCareOnTheWeb .
A physician's registration for a web site at YourOwnDoctor.com automatically registers the physician in PrimeCareOnTheWebTM and creates a link to YourOwnHealth , thus promoting usage of these sites.

OCGT will offer Medical Societies, Hospitals, Healthcare Systems and distributors of medical software products, who register physicians for a Web Site, a share of OCGT's advertising revenues derived from the use of PrimeCareOnTheWeb and YourOwnHealth by each of the healthcare providers they cause to register on www.YourOwnDoctor.com.

Fitness Web Site  www.deniseAustin.com
--------------------------------------
Denise Austin's Daily Workout is the number one fitness show on television with over one million viewers each weekday morning. Her top-selling videos have sold over 4 million copies, capturing 28% of the fitness video market. She currently has six videos in the top ten and has authored three best selling books on fitness. Under the terms of an Agreement, OCGT is responsible to design, create, host, operate, manage and maintain www.DeniseAustin.com, Denise Austin's web site. DeniseAustin.com currently sends out a bi-monthly newsletter with sponsorship to an opt-in list from the site. Visitors to the site are able to shop for their favorite Denise Austin videos, exercise equipment and gear. Visitors also have access to Denise's favorite healthy recipes, targeted exercises and motivational content. In developing www.DeniseAustin.com, OCGT will continue to expand the comprehensive shopping area which offers a broad range of products within the fitness industry. OCGT will share income from two sources - advertising revenues and e-commerce. YourOwnHealth is currently positioned at the Denise Austin web site with banners and sponsorship of the monthly newsletter which directs traffic to YourOwnHealth . YourOwnHealth will take full advantage of the opportunity to position its interactive tools directly from www.DeniseAustin.com to facilitate a greater increase of traffic over the existing flow.

Ms. Austin has begun actively promoting the site and will appear in two magazine articles in early 2000. She has already participated in a chat at Yahoo to help brand and position the DeniseAustin.com site. She is both enthusiastic and driven to build up her online presence and positioning throughout the Internet.

Revenue Opportunities
---------------------
The Financial Potential of the PrimeCare on the Web

Assumptions:

On average a primary care physician sees between 25 and 30 patients per day. Assume 25 patient visits per day.Therefore, practicing 20 days per month, a primary care physician conducts between 500 and 600 patient visits per month. Assume 500 per month. Estimated annual use of the PrimeCare on the Web per physician is 6,000.

Although each page has been designed with space for seven advertisements, we have conservatively projected only 3 ads per page. Assume advertising per page to consist of a Banner @ $.04, a Sponsor @ $.04, and a Focused ad @ $.05, for a total of $.13 per page. Questionnaires average 20 pages. Total revenue per questionnaire would be $2.60 ($.13 x 20).

Assuming that advertising revenues per completed Questionnaire average $2.60, it is estimated that each 1,000 medical providers that routinely use PrimeCareOnTheWeb on 75% of their patients could result in annual advertising revenues in excess of $10,000,000.(4,500 patients x $2.60 x 1,000). However there are no assurances as to the level of usage that can be attained.
 OCGT projects that the annual advertising revenues derived from use of www.YourOwnHealth.com for each 50,000 completed patient Questionnaires per month will exceed $1,500,000. However there are no assurances as to the level of usage that can be attained.

In an effort to stimulate usage of OCGT's Web Sites the following programs have been initiated. OCGT has entered into agreements with other businesses that desire to use OCGT's content on their web sites. There are several different types of arrangements that OCGT has entered into.

Business to Business Internet Services Agreements under which OCGT grants a license to a business (the "User") to link to one or more OCCT's Web Sites. The User markets OCGT's web sites to its visitors and shares in advertising revenues earned by OCGT from use of the sites by the User's visitors.

The first of this type of Agreement is with VantageMed Corporation ("VMC") whose corporate web site is www.vantagemed.net. On its master web site, www.vantagemed.com, VMC is creating and hosting individual customer web sites for each of its more than 10,000 health care customer installations. These health care installations collectively represent nearly 50,000 health care providers. VMC selects and provides the content for the individual customer sites and will educate their customers in the use of these new tools. The Internet Services Agreement provides that each VMC customer web site will be seamlessly linked directly to both www.YourOwnHealth.com, a consumer interactive health care web site, and to www.PrimeCareOnTheWeb.com, a web site for physicians and their staffs.

Business to Business License Agreements - PSI has developed a dynamically generated Interactive Medical Interview System ("IMIS"). The new IMIS technology allows OCGT to license access to the core interview engine of PSI's PrimeCare System in a tailored, customized environment that shares the look and feel of the
Licensee's web application. . This licensed product is configured to enable the Licensee to include any or all of PrimeCare's unique medical Questionnaires and Reports, as content on their web site without any of OCGT's third party advertisements. This gives the Licensee access to the core interview engine of PrimeCare's unique interactive medical interviews for use within their own system. OCGT retains complete control of the content and the responsibility of maintaining the interview delivery system on a server located at OCGT's facility.
The Licensee pays OCGT a setup fee plus an annual license fee.

Medical Selfcare, Inc., an e-commerce company whose web site is www.selfcare.com, is the first Licensee to use PSI's unique content on their site. OCGT will use this model to develop additional content Licensee arrangements. The integration is complete and OCGT's software appears on www.selfcare.com.
Advertising Revenue Sharing Agreements which create strategic alliances have been created to increase the "unique visits" to YourOwnHealth.com to generate increased advertising revenues. Under these arrangements a portal or search engine links to YourOwnHealth.com to provide their visitors with PrimeCare's interactive medical Questionnaires.

One such strategic alliance is with www.GoToWorld.com ("GTW"). GTW is a global communication super portals YourOwnHealth will be integrated into the health center at GTW titled "Personal Health", which links directly back to a co-branded page between GTW and YourOwnHealth.com. Each day visitors at GTW will see a different medical Questionnaire being highlighted such as, "Are you suffering from the Flu?" The agreement with GTW also provides for www.GoToWorld.uk and www.GoToWorld.au to be linked to YourOwnHealth in the same way.

A similar agreement has been entered into with Cyber Networks, Inc., the owner of www.C4.com. C4 is a TotalSearch technology search tool. Under the agreement, C4 will create targeted campaigns that will link YourOwnHealth 's interactive medical history Questionnaires to specific banners or buttons on their site which will drive traffic from C4's heavily visited site to YourOwnHealth . C4 has grown to register over 15,000,000 page impressions per month and is growing rapidly.

Regional Sponsorships
---------------------
A regional sponsor is generally a hospital that links to YourOwnHealth.com. When a visitor logs on to YourOwnHealth.com from a zip code allocated to a Sponsor Hospital, each page displays the logo and name of the Hospital as the Sponsor. To date, the following Hospitals are Sponsors in their geographical areas:
     http://www.riverside-online.com.
     http://www.chwbay.com. (A group of seven hospitals that form Catholic
                             Hospital West Bay).
     http://www.btmh.com Burdett Tomlin Memorial Hospital. http://www.dunnmemorial.org.

This type of arrangement affords two possible revenue sources. The link from the Sponsor's web site generates visitors to YourOwnHealth.com. Additionally, revenues can be generated through Sponsor fees.

In addition to the Consumer Web Sites and Business to Business Agreements, OCGT continues to market the PrimeCare Patient Management System and the CodeComplier as turnkey systems within a physician's office. (see www.pcare.com for more details).

OCGT is currently in discussions with portals, search engines and healthcare web site to arrange linking and cross linking agreements all of which should increase visits to the OCGT Sites and generate advertising revenues.

OCGT has entered into an agreement with Denise Austin to create, host and manage www.DeniseAustin.com , as url owned by Denise Austin.

OCGT believes that it could provide sufficient working capital from operations through marketing the Window 95/NT version of the PrimeCareTM System, CodeComplierTM, and its Internet products.

Currently, OCGT has no lines of credit and has no material commitments for capital expenditures outstanding.[end of insert]

                            PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of the Stockholders, of record on October 29, 1999, of OCG Technology, Inc. (the "Stockholders", was held on December 14, 1999, for the following purposes:

        1. Election of Directors. The following three Directors, consisting of all of the Directors of the Company, were elected to serve until the next Annual Meeting of the Stockholders and thereafter, until their successors are elected and qualified:

Name                           Votes "FOR"          Votes "WITHHELD"
-----------------              ----------           ----------------
Edward C. Levine               25,261,437                 508,759
Jeffrey P. Nelson              25,262,437                 507,759
Jarema S. Rakoczy              25,262,437                 507,759


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


DATED: February 18, 2000