Form 10QSB/A
period 1999-12-31
OCG TECHNOLOGY INC
filed 2000-02-25
CIK 73779

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB/A


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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Class                        Shares Outstanding at February 1, 2000
----------------------------           --------------------------------------
Common Stock ($.01 par value)                    31,471,557 Shares

                        OCG TECHNOLOGY, INC. AND SUBSIDIARIES


                                        INDEX


                                                                 PAGE NUMBER
                                                                 -----------
PART I. - FINANCIAL  INFORMATION
--------------------------------

Item 1. Financial Statements

        Consolidated Condensed Balance Sheets
        December 31, 1999 and June 30, 1999                            1

        Consolidated Condensed Statements of Loss for
        the Three Months and Six Months Ended
        December 31, 1999 and 1998                                     2

        Consolidated Condensed Statements of Cash Flow for
        the Six Months Ended December 31, 1999 and 1998                3

        Notes to Consolidated Condensed Financial Statements           4

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                  6


PART II. - OTHER INFORMATION
----------------------------
Item 4. Submission of Matters to a Vote of Security Holders           12

Item 6. Exhibits and Reports on Form 8-K                              12


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
                                                              =============      =============


See accompanying notes to consolidated condensed financial statements

                                              -1-


                             OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                          (UNAUDITED)


                             THREE MONTHS ENDED DECEMBER 31,  SIX MONTHS ENDED DECEMBER 31,

                                    1999          1998               1999         1998

Revenue:
     Sales                     $   25,500     $    7,485         $   30,000   $   10,485
                               ----------     ----------         ----------   ----------

Costs and expenses:
     Marketing, general and
         administrative           132,295        232,362            306,110      501,680

     Depreciation and
         amortization              14,625         39,239             29,539       67,924

     Product development costs    103,382           -               215,379         -

     Interest - net                  (534)        (1,906)            (1,065)      (5,222)
                               ----------     ----------         ----------   ----------
Total Expenses                    249,768        269,695            549,963      564,382
                               ----------     ----------         ----------   ----------
Loss from continuing
     operations                  (224,268)      (262,210)          (519,963)    (553,897)

Profit from discontinued
     operations                      -            12,953             16,707       62,597

Income from sale of buiness          -              -               351,328         -
                               ----------     ----------         ----------   ----------

Net loss                       $ (224,268)    $ (249,257)        $ (151,928)  $ (491,300)
                               ==========     ==========         ==========   ==========

Weighted average number of
     shares outstanding
     during period             30,870,898     29,828,224         30,784,453    29,828,224
                               ==========     ==========         ==========    ==========


Loss per Common Share             $(0.01)        $(0.01)            $(0.01)       $(0.02)
                               ==========     ==========         ==========    ==========





     See accompanying notes to consolidated condensed financial statements

                     OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                           STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)


                                                      SIX MONTHS ENDED DECEMBER 31,


                                                              1999             1998
Cash flows from operating activities:

 Net income (loss)                                         $(151,928)      $ (491,300)
                                                           ----------      -----------
  Adjustments to reconcile net income (loss)
            to net cash used in operating activities:

       Depreciation and amortization                          29,539           67,924
       Issuance of stock and warrants for services            91,687            4,000
       Amortization of Black Scholes valuation               102,035           21,548

  Changes in assets and liabilities
       (Increase) decrease in receivables                   (122,997)         (47,412)
       (Increase) decrease in demand notes                      -             110,000
       (Increase) decrease in other current assets
            less Black Sholes value                          (11,384)         106,325
       (Increase) decrease in property and equipment          (9,741)         (18,886)
       (Increase) decrease in Proprietary Technology            -             (97,352)
       (Increase) decrease in other assets less
              Black Scholes value                            (28,670)         (31,293)
       (Decrease) in accounts payable and accrued expenses   (25,639)         (42,261)
                                                           ----------      -----------
            Total adjustments                                 24,830           72,593
                                                           ----------      -----------
            Net cash used in operating activities           (127,098)        (418,707)
                                                           ----------      -----------

Cash flows from financing activities:

  (Increase) decrease in subscription receivable                -              62,500
  Proceeds from issuance of common stock                      95,000             -
                                                           ----------      -----------
            Net cash changes from financing activities       (95,000)          62,500
                                                           ----------      -----------
Net increase (decrease) in cash                              (32,098)        (356,207)

Cash, beginning of period                                    103,408          475,323
                                                           ----------      -----------
Cash, end of period                                        $  71,310       $  119,116
                                                           ==========      ===========


  See accompanying notes to consolidated condensed financial statements

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           (UNAUDITED)

1. In the opinion of the Company, (which, together with its subsidiaries, unless the context otherwise requires, is referred to as "OCGT"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 1999 and the results of operations for the three and six months ended December 31, 1999 and 1998 and the statements of cash flows for the six months ended December 31, 1999 and 1998. The June 30, 1999 balance sheet has been derived from OCGT's audited financial statements.

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

4.   Capital Changes:
     During the six months ended December 31, 1999, for services rendered in accord with the terms of a consulting agreement, warrants were issued to purchase a total of 30,000 shares of OCGT's common stock at exercise prices ranging between $0.40 to $0.42 per share with exercise dates of said warrants expiring between July 1, to September 1, 2002. OCGT reflected a total expense of $12,000 for the three month period ending December 31, 1999.

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

     During the three months ended December 31, 1999, OCGT's Board of Directors approved the issuance of warrants to acquire 50,000 shares of OCGT's common stock at an exercise price of $0.40 which expire December 31, 2002. These warrants were issued to an employee of OCGT. On the date of issue the quoted market price of OCGT's common stock was less than the per share exercise price of the warrants.

     5.   Material Subsequent Event:
     On January 25, 2000, 160,000 shares of OCGT's common stock were sold for $40,000 ($0.25 per share).

             OCG TECHNOLOGY, INC. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  A SUMMARY OF INCREASES (DECREASES) IN THE ITEMS INCLUDED IN
        THE CONSOLIDATED STATEMENTS OF LOSS IS SHOWN BELOW:
General
-------
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere herein. The following discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and OCGT intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include predictions, estimates and other statements that involve a number of risks and uncertainties. While this outlook represents OCGT's current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein.

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

Results of Operations
---------------------
Total revenues increased $18,015 and $19,515 for the three and six months ended December 31, 1999, as compared to the same period for 1998, primarily as a result of Internet revenues. The sales of OCGT and PSI were $100 and $29,900 respectively, for the six months ended December 31, 1999.

Marketing, general and administrative expenses decreased $66,671 and $162,173 for the three and six months ended December 31, 1999, as compared to the same period for 1998, due to a reduction in marketing expenses resulting from a shift in marketing emphasis to Internet products and a change both in presentation and in the accounting procedures. In prior years, expenditures for Product Development were accounted for as an asset and amortized over its estimated useful life. As of June 30, 1999, the policy was changed and thereafter, the cost of Product Development was charged as an expense and appears as a separate item on the Statements of Operations.

Liquidity and Capital Resources
-------------------------------
At December 31, 1999, OCGT had a current ratio of 9.0 to 1 compared to 8.7 to 1 as of December 31,1998. The net loss from operations for the six months ended December 31, 1999, was $519,963, of which $143,574 or 28% were non-cash charges. OCGT has experienced recurring losses from operations and has been unable to provide sufficient working capital from operations and has relied significantly on the sale of equity interests in OCGT, and the exercise of warrants and loans from shareholders to fund its operations. OCGT's auditors have included an explanatory paragraph regarding the ability of OCGT to continue as a "going concern".

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

Disposition of Assets.  On August  2, 1999, pursuant to the terms of an Asset
----------------------
Purchase Agreement, Mooney-Edwards Enterprises, Inc.("MIS"), a wholly owned subsidiary of OCGT, sold substantially all of the assets, as of July 28, 1999, to Medical Manager Southeast, Inc.("MM") and MM assumed substantially all of the liabilities related to operations as of July 28, 1999 for a purchase price equal to Three Hundred Fifty Thousand Dollars and 00/100 ($350,000) plus an amount equal to the value of the net assets as of July 28, 1999, which is approximately $96,262. The sale has been completed. The unpaid portion of the sales price, $112,557 is reflected as a receivable.

Product and Marketing Overview. OCGT's revenues are primarily derived from
-------------------------------
marketing the products of its wholly owned subsidiary, PrimeCare Systems, Inc.(" PSI"), a Delaware corporation. (Hereafter "OCGT" shall mean OCGT and/or PSI as the context requires). OCGT, through PSI, has developed, markets, updates and expands the PrimeCareTM Patient Management System (the "PrimeCareTM System"), PrimeCareOnTheWeb.com, YourOwnHealth.com, YourOwnDoctor.com and DeniseAustin.com, all of which are protected by copyrights.

Substantially all of PSI's Web products are centered on parts of the PrimeCareTM System. The PrimeCareTM System, an in-office PC based system, is a patient-centered, interactive, computer program that brings efficiencies to the patient/physician encounter while improving the standard of care and reducing costs. Patients interact directly with the PrimeCareTM System, during what is usually waiting time. A detailed patient history is obtained without taking any of the physician's time. The designated staff member selects the appropriate Questionnaire based upon the patient's chief complaint and/or symptom and enters the patient's vital signs. The patient is then seated at a computer and answers complaint-specific questions by using just the number keys to indicate answers that apply to them; no typing or computer skills are required. The software also has bilingual capabilities, allowing Spanish-speaking patients to interact in their preferred language. When the patient has completed the Questionnaire, the PrimeCareTM System creates a Preliminary Report (the "Report") for the physician to review before examining the patient. The Report contains the patient's current problems, medications and allergies, all positive and significant negative subjective responses, vital signs and an alphabetical list of the diagnostic possibilities with the patient's responses that triggered each diagnostic possibility. By freeing up the time physicians would normally have to spend asking patient history questions and recording responses, the PrimeCareTM System permits physicians to see more patients and to spend more quality time with them. The PrimeCareTM System is also easy for physicians to understand and use . The same simple key stroke process lets the physician document the: physical findings (normal and abnormal), assessment, treatment plan, prescribed medications and patient education materials distributed. At the conclusion of the encounter a final report of the visit, patient educational materials, and prescriptions are printed for the patient.

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

PrimeCareTM Web Sites and activities
------------------------------------
In response to the opportunities created by the development and growing consumer acceptance of secure Internet communications, PSI now makes enhanced and targeted components of its PrimeCare(TM) System available to physicians and health-conscious consumers via the Web (e.g. www.PrimeCareOnTheWeb.com and www.YourOwnHealth.com). OCGT has also expanded into Web Site design and hosting (e.g. www.DeniseAustin.com ; www.YourOwnDoctor.com) and business-to-business Internet licensing agreements which permit other sites to use selected portions of the PrimeCare System via PSI's new dynamically generated Interactive Medical Interview System. A description of these products, their financial potential and cross promotional opportunities follows.

Internet Products Overview
--------------------------
A very significant number of visitors to the Internet are consumers seeking information concerning their health and fitness. As a result OCGT, through PSI, now enables consumers to communicate with their physicians through its creation of Internet products based on its PrimeCare(TM)System. The Internet products are designed for both patient/consumer use and medical practice use.

OCGT maintains and operates four Web Sites: a Site for consumers, www.YourOwnHealth.com ; a Site accessible only by registered physicians through use of a unique password, www.PrimeCareOnTheWeb.com ; a Web Site which is accessible by both registered physicians and consumers, www.YourOwnDoctor.com; and a fitness Web Site www.DeniseAustin.com. All of the Web Sites are structured to create advertising revenues.

Consumer Web Site
-----------------
www.YourOwnHealth.com is a unique, free online health and wellness Site. YourOwnHealth.com enables visitors to become more informed about their medical conditions and better prepared for their next visit to the doctor. YourOwnHealth.com offers:

Medical Interview- The Site enables visitors to securely and anonymously select and complete detailed medical history Questionnaires (see above). Based upon the responses, the software generates and makes available to the visitor the detailed Report (see above). At the consumer's option, the Questionnaires appear in either English or Spanish and range from a general patient history to problem-specific Questionnaires covering hundreds of medical conditions. All medical data are encrypted for storage and Internet communications are protected by secure digital certificates from VeriSign to protect the confidentiality rights of every user.

YourOwnHealth(TM)Notebook - A secure depository for storage of personal and family medical data that can be accessed only through registered IDs and passwords. "YourOwnHealth Notebook" provides a convenient way to keep track of personal health issues for Registered Members. Members can create and edit lists for health conditions, allergies, immunizations, medications and more. Members can also elect to save the interviews completed on YourOwnHealth.com and add personal notes and reminders to the record.

YourOwnHealth(TM)Reference- The site also provides extensive Patient Education Materials which are articles relating to diseases, disease management, medical procedures and common medications including drug interactions.

Physician Web Sites
-------------------
www.PrimeCareOnTheWeb.com enables physicians to select problem specific medical history Questionnaires for their patients to complete, via the Internet. When patients call their doctor's office with a medical complaint, they are assigned a unique set of pass-codes to access a special Web Site and answer the Questionnaire(s). The Questionnaires are selected by their physician or a staff member. When the patient has completed the Questionnaire, the Report is generated. CodeComplierTM computes the E&M code for the medical history and it is included with the Report. The Report is sent by encrypted electronic mail to the physician's office. The physician can also print or review the Report directly from www.PrimeCareOnTheWeb.com. The patient can be told to seek immediate medical help or be scheduled for an office appointment. In case of emergency, the history can be forwarded to the appropriate Hospital Emergency Room. When the patient arrives for an appointment, the detailed medical history and Report are already completed, without taking any physician time.

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

OCGT will offer Medical Societies, Hospitals, Healthcare Systems and distributors of medical software products, who register physicians for a Web Site, a share of OCGT's advertising revenues derived from the use of PrimeCareOnTheWeb(TM)and YourOwnHealth(TM)by each of the healthcare providers they cause to register on www.YourOwnDoctor.com.

Fitness Web Site:  www.deniseAustin.com
---------------------------------------
Denise Austin's Daily Workout is the number one fitness show on television with over one million viewers each weekday morning. Her top-selling videos have sold over 4 million copies, capturing 28% of the fitness video market. She has six videos in the top ten and has authored three best selling books on fitness. Under the terms of an Agreement, OCGT is responsible to design, create, host, operate, manage and maintain www.DeniseAustin.com, Denise Austin's Web Site. DeniseAustin.com currently sends out a bi-monthly newsletter with sponsorship to an opt-in list from the site. Visitors to the site are able to shop for their favorite Denise Austin videos, exercise equipment and gear. Visitors also have access to Denise's favorite healthy recipes, targeted exercises and motivational content. In developing www.DeniseAustin.com, OCGT intends to continue to expand the comprehensive shopping area which offers a broad range of products within the fitness industry. OCGT will share income from two sources - advertising revenues and e-commerce. YourOwnHealth is currently positioned at the Denise Austin Web Site with banners and sponsorship of the monthly newsletter which directs traffic to YourOwnHealth(TM). YourOwnHealth(TM)will take full advantage of the opportunity to position its interactive tools directly from www.DeniseAustin.com to facilitate a greater increase of traffic over the existing flow.

Ms. Austin has begun actively promoting the site and is scheduled to appear in two magazine articles in early 2000. She has already participated in a chat at Yahoo to help brand and position the DeniseAustin.com site. She is both enthusiastic and driven to build up her online presence and positioning throughout the Internet.

Revenue Opportunities
---------------------

The Financial Potential of the PrimeCare on the Web

Assumptions:
On average, a primary care physician sees between 25 and 30 patients per day. Assuming 25 patient visits per day, a primary care physician, practicing 20 days per month, conducts between 500 and 600 patient visits per month. Thus, assuming 500 patients visits per month, estimated annual use of PrimeCare on the Web per physician is 6,000 patient visits.

Although each page has been designed with space for seven advertisements, OCGT has conservatively projected only 3 ads per page. Assuming advertising per page to consist of a Banner @ $.04, a Sponsor @ $.04, and a Focused ad @ $.05, for a total of $.13 per page. Questionnaires average 20 pages. Total revenue per questionnaire would be $2.60 ($.13 x 20).

Assuming that advertising revenues per completed Questionnaire average $2.60, it is estimated that each 1,000 medical providers that routinely use PrimeCareOnTheWeb(TM)on 75% of their patients could result in annual advertising revenues in excess of $10,000,000.(4,500 patients x $2.60 x 1,000). However there are no assurances as to the level of usage that can be attained.

OCGT projects that the annual advertising revenues derived from use of www.YourOwnHealth.com for each 50,000 completed patient Questionnaires per month would exceed $1,500,000. However there are no assurances as to the level of usage that can be attained.

In an effort to stimulate usage of OCGT's Web Sites the following programs have been initiated. OCGT has entered into agreements with other businesses that desire to use OCGT's content on their Web Sites. There are several different types of arrangements that OCGT has entered into.

Business to Business Internet Services Agreements - Under this type of agreement, OCGT grants a license to a business (the "User") to link to one or more OCCT's Web Sites. The User markets OCGT's Web Sites to its visitors and shares in advertising revenues earned by OCGT from use of the Sites by the User's visitors.

The first of this type of Agreement was made with VantageMed Corporation ("VMC"),whose corporate Web Site is www.vantagemed.net. On its master Web Site, www.vantagemed.com, VMC is creating and hosting individual customer Web Sites for each of its more than 10,000 health care customer installations. These health care installations collectively represent nearly 50,000 health care providers. VMC selects and provides the content for the individual customer sites and will educate their customers in the use of these new tools. The Internet Services Agreement provides that each VMC customer Web Site will be seamlessly linked directly to both www.YourOwnHealth.com, a consumer interactive health care Web Site, and to www.PrimeCareOnTheWeb.com, a Web Site for physicians and their staffs.

Business to Business License Agreements - PSI has developed a dynamically generated Interactive Medical Interview System ("IMIS"). The new IMIS technology allows OCGT to license access to the core interview engine of PSI's PrimeCareTM System in a tailored, customized environment that shares the look and feel of the Licensee's web application. This licensed product is configured to enable the Licensee to include any or all of PrimeCare's unique medical Questionnaires and Reports, as content on their Web Site without any of OCGT's third party advertisements. This gives the Licensee access to the core interview engine of PrimeCare's unique interactive medical interviews for use within their own system. OCGT retains complete control of the content and the responsibility of maintaining the interview delivery system on a server located at OCGT's facility. The Licensee pays OCGT a setup fee plus an annual license fee.

Medical Selfcare, Inc., an e-commerce company whose Web Site is www.selfcare.com, is the first Licensee to use PSI's unique content on their site. OCGT intends to use this model to develop additional content Licensee arrangements. The integration is complete and OCGT's software appears on www.selfcare.com.

Advertising Revenue Sharing Agreements - Strategic alliances have been created to increase the "unique visits" to YourOwnHealth.com to generate increased advertising revenues. Under these arrangements a portal or search engine links to YourOwnHealth.com to provide their visitors with PrimeCare's interactive medical Questionnaires.

One such strategic alliance is with www.GoToWorld.com ("GTW"). GTW is a global communication super portal YourOwnHealth(TM)will be integrated into the health center at GTW titled "Personal Health", which links directly back to a co-branded page between GTW and YourOwnHealth.com. Each day visitors at GTW will see a different medical Questionnaire being highlighted such as, "Are you suffering from the Flu?" The agreement with GTW also provides for www.GoToWorld.uk and www.GoToWorld.au to be linked to YourOwnHealth in the same way.

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

Regional Sponsorships
---------------------
A regional sponsor is generally a hospital that links to YourOwnHealth.com. When a visitor logs on to YourOwnHealth.com from a zip code allocated to a Sponsor Hospital, each page displays the logo and name of the Hospital as the Sponsor. To date, the following Hospitals are Sponsors in their geographical areas:
     http://www.riverside-online.com.
     http://www.chwbay.com. (A group of seven hospitals that form Catholic
          Hospital West Bay).
     http://www.btmh.com (Burdett Tomlin Memorial Hospital). http://www.dunnmemorial.org.

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

In addition to the Consumer Web Sites and Business to Business Agreements, OCGT continues to market the PrimeCareTM Patient Management System and the CodeComplierTM as turnkey systems within a physician's office.

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