Form 10QSB
period 2000-03-31
OCG TECHNOLOGY INC
filed 2000-05-22
CIK 73779

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                          FORM 10-QSB

(Mark One)
    [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

                         For the quarterly period ended March 31, 2000

    [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
          ACT

          For the transition period from___________to____________

                               Commission file number  0-5186
                                                      ---------


                      OCG TECHNOLOGY, INC.
---------------------------------------------------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Class                        Shares Outstanding at May 1, 2000
------------------------------        ---------------------------------
Common Stock ($.01 par value)                31,911,557 Shares

                 OCG TECHNOLOGY, INC. AND SUBSIDIARIES



                             INDEX


PART I. - FINANCIAL  INFORMATION                                   PAGE NUMBER

  Item 1.   Financial Information

            Consolidated Condensed Balance Sheets
            March 31, 2000 and June 30, 1999                             1

            Consolidated Condensed Statements of Loss for the
            Three and Nine Months Ended March 31, 2000 and 1999          2

            Consolidated Condensed Statements of Cash Flow for
            the Nine Months Ended March 31, 2000 and 1999                3

            Notes to Consolidated Condensed Financial Statements         4

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                6


PART II. - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                              13


                        				OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                        				CONSOLIDATED CONDENSED BALANCE SHEETS

                                                              MARCH 31, 2000     JUNE 30, 1999
ASSETS                                                           (UNAUDITED)         (AUDITED)
Current Assets:

        Cash                                                  $     36,963       $    103,408
        Receivables, trade                                          30,418              8,468
        Receivable, Sale of business                                87,805               -
        Net assets held for sale                                      -                30,421
        Other current assets                                       104,091            193,979
                                                              -------------      -------------
        Total current assets                                       259,277            336,276
                                                              -------------      -------------
Property and equipment, net of accumulated depreciation of
          ($526,783)           ($482,020)                           92,381            123,023

Other assets                                                         1,480              3,180
                                                              -------------      -------------
        Total assets                                          $    353,138       $    462,479
                                                              =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Accounts payable and accrued expenses                 $     30,312       $     53,591
        Notes Payable                                                 -                21,844
        Due to Shareholder (non-interest bearing)                     -                15,121
                                                              -------------      -------------
        Total current liabilities                                   30,312             90,556
                                                              -------------      -------------

Shareholders' equity: (Note 4)
        Preferred stock $.10 par value, Series E                    10,000             10,000
        Common stock $.01 par value                                319,115            305,815
        Additional paid-in capital                              24,318,338         23,951,577
        Deficit                                                (23,906,127)       (23,471,969)
        Subscription receivable                                   (356,000)          (361,000)
                                                              -------------      -------------
                                                                   385,326            434,423
        Less treasury stock, at cost                               (62,500)           (62,500)
                                                              -------------      -------------
        Total shareholders' equity                                 322,826            371,923
                                                              -------------      -------------
Total liabilities and shareholders' equity                    $    353,138       $    462,479
                                                              =============      =============


See accompanying notes to consolidated condensed financial statements

                                              -1-


                             OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                          (UNAUDITED)


                             THREE MONTHS ENDED MARCH 31,      NINE MONTHS ENDED MARCH 31,

                                    2000          1999               2000         1999

Revenue:
     Sales                     $   33,136     $    2,625         $   63,136   $   13,110
                               ----------     ----------         ----------   ----------

Costs and expenses:
     Marketing, general and
         administrative           119,403         86,435            425,513      386,427

     Depreciation and
         amortization              15,534         37,623             45,074      105,547

     Product development costs    156,532         78,136            371,911      279,802

     Interest - net                  (542)            13             (1,608)      (5,209)
                               ----------     ----------         ----------   ----------
Total Expenses                    290,927        202,207            840,890      766,567
                               ----------     ----------         ----------   ----------
Loss from continuing
     operations                  (257,791)      (199,582)          (777,754)    (753,457)

Profit from discontinued
     operations                      -            (2,103)            16,707       60,494

Income from sale of business      (24,752)          -               326,576         -
                               ----------     ----------         ----------   ----------

Net loss                       $ (282,543)    $ (201,685)        $ (434,471)  $ (692,963)
                               ==========     ==========         ==========   ==========

Weighted average number of
     shares outstanding
     during period             31,548,480     29,871,002         31,037,557   29,842,275
                               ==========     ==========         ==========   ==========


Loss per Common Share             $(0.01)        $(0.01)            $(0.01)       $(0.02)
                               ==========     ==========         ==========    ==========





     See accompanying notes to consolidated condensed financial statements

                     OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                           STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)


                                                           NINE MONTHS ENDED MARCH 31,


                                                              2000             1999
Cash flows from operating activities:

 Net income (loss)                                         $(434,471)      $ (242,065)
                                                           ----------      -----------
  Adjustments to reconcile net income (loss)
            to net cash used in operating activities:

       Depreciation and amortization                          45,074           33,080
       Issuance of stock and warrants for services            97,687             -
       Amortization of Black Scholes valuation               153,054           22,013

  Changes in assets and liabilities
       (Increase) decrease in receivables                   (109,755)         (29,427)
       (Increase) decrease in demand notes                    30,421          147,250
       (Increase) decrease in other current assets
            less Black Sholes value                          (63,404)         106,045
       (Increase) decrease in property and equipment         (13,471)          (8,375)
       (Increase) decrease in Proprietary Technology            -             (47,383)
       (Increase) decrease in other assets less
              Black Scholes value                              1,700          (91,450)
       (Decrease) in accounts payable and accrued expenses   (23,279)         (41,155)
                                                           ----------      -----------
            Total adjustments                                118,026           90,598
                                                           ----------      -----------
            Net cash used in operating activities           (316,445)        (151,467)
                                                           ----------      -----------

Cash flows from financing activities:

  (Increase) decrease in subscription receivable               5,000           25,250
  Proceeds from issuance of common stock                     245,000             -
                                                           ----------      -----------
            Net cash changes from financing activities       250,000           25,250
                                                           ----------      -----------
Net increase (decrease) in cash                              (66,445)        (126,217)

Cash, beginning of period                                    103,408          475,323
                                                           ----------      -----------
Cash, end of period                                        $  36,963       $  349,106
                                                           ==========      ===========


  See accompanying notes to consolidated condensed financial statements

              OCG TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           (UNAUDITED)

1. In the opinion of OCG Technology, Inc. (which, together with its subsidiaries, unless the context otherwise requires, is referred to as the "OCGT"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2000 and the results of operations for the three and nine months ended March 31, 2000 and 1999 and the statements of cash flows for the nine months ended March 31, 2000 and 1999. The June 30, 1999 balance sheet has been derived from OCGT's audited financial statements.

     The results of operations for the nine months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

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

3. Other current assets decreased due primarily to the amortization of the value previously assigned under a Black Scholes calculation to warrants issued for marketing and corporate services to be rendered and rent and other services. This value continues to be amortized over the life of the services rendered.

4.   Capital Changes:

     During the nine months ended March 31, 2000, for services rendered in accord with the terms of a consulting agreement, warrants were issued to purchase a total of 45,000 shares of OCGT's common stock at exercise prices ranging between $0.34 to $0.42 per share with exercise dates of said warrants expiring between July 1, to March 31, 2003. OCGT reflected a total expense of $6,000 for the three month period ending March 31, 2000.

     During the nine months ended March 31, 2000, 980,000 shares of OCGT's common stock were sold for $245,000 ($0.25 per share).

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

     During the three months ended December 31, 1999, 150,000 shares of OCGT's common stock were issued to retire debt in the amount of $37,374. The creditor is the son of OCGT's President.

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

     During the three months ended March 31, 2000, OCGT's Board of Directors approved the issuance of warrants to acquire 25,000 shares of OCGT's common stock at an exercise price of $0.40 which expire February 15, 2003. These warrants were issued to a consultant of OCGT. On the date of issue the quoted market price of OCGT's common stock was less than the per share exercise price of the warrants.

     5.   Material Subsequent Event:

During April and May 2000, 240,000 shares of OCGT's common stock were sold for $60,000 ($0.25 per share).

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

Results of Operations
---------------------
Total revenues increased $30,511 and $50,026 for the three and nine months ended March 31, 2000, as compared to the same period for 1999, primarily as a result of Internet revenues. The sales of OCGT and PSI were $100 and $63,036 respectively, for the nine months ended March 31, 2000.

Marketing, general and administrative expenses increased $32,968 and $39,086 for the three and nine months ended March 31, 2000, as compared to the same period for 1999; depreciation and amortization decreased $22,089 and 60,473for the three and nine months ended March 31, 2000, as compared to the same period for 1999; and product development costs increased $78,396 and $92,109 for these same periods due to a change both in presentation and in the accounting procedures. In prior years, expenditures for Product Development were capitalized and accounted for as an asset and amortized over its estimated useful life. As of June 30, 1999, the policy was changed and thereafter, the cost of Product Development was charged as an expense and appears as a separate item on the Statements of Operations and depreciation and amortization are also shown as a separate item.

Liquidity and Capital Resources
-------------------------------
At March 31, 2000, OCGT had a current ratio of 8.6 to 1 compared to
1.1 to 1 as of March 31,1999. The net loss from continuing operations for the nine months ended March 31, 2000, was $777,754, of which $236,120 or 30% were non-cash charges. OCGT has experienced recurring losses from operations and has been unable to provide sufficient working capital from operations and has relied significantly on the sale of equity interests in OCGT, and the exercise of warrants and loans from shareholders to fund its operations. OCGT's auditors have included an explanatory paragraph regarding the ability of OCGT to continue as a "going concern".

Cash on hand and accounts receivable were $155,186 at March 31, 2000. OCGT also has $356,000 of collateralized demand notes receivable related to the purchase of OCGT's common stock through the exercise of warrants. In the past, OCGT's principal means of overcoming its cash shortfalls from operations was from the sale of OCGT's common stock. During the nine months ended March 31, 2000, 980,000 shares of OCGT's common stock were sold for $245,000 ($0.25 per share). Since March 31, 2000 OCGT has raised $60,000 through the sale of 240,000 shares of common stock Although, in the past, OCGT has been able to provide working capital through the sale of equity interests in OCGT and through the exercise of warrants, there can be no assurances that OCGT will succeed in its efforts.

Disposition of Assets.
---------------------   On August  2, 1999, pursuant to the terms of
an Asset Purchase Agreement, Mooney-Edwards Enterprises, Inc.("MIS"), a wholly owned subsidiary of OCGT, sold substantially all of the assets, as of July 28, 1999, to Medical Manager Southeast, Inc.("MM") and MM assumed substantially all of the liabilities related to operations as of July 28, 1999 for a purchase price equal to Three Hundred Fifty Thousand Dollars and 00/100 ($350,000) plus an amount equal to the value of the net assets as of July 28, 1999, which was estimated to be $96,262 and finally agreed to be $71,510. The sale has been completed. The unpaid portion of the sales price as of March 31,2000, was $87,805 is reflected as a receivable. During the month of May, OCGT received a payment of $47,526 and the balance in the amount of $40,281 is due and payable on July 28, 2000.

Product and Marketing Overview.
------------------------------- OCGT's revenues are primarily derived from marketing the products of its wholly owned subsidiary, PrimeCare Systems, Inc.(" PSI"), a Delaware corporation. (Hereafter "OCGT" shall mean OCGT and/or PSI as the context requires). OCGT, through PSI, has developed, markets, updates and expands the PrimeCare(TM) Patient Management System (the "PrimeCare(TM)System"), PrimeCareOnTheWeb.com, YourOwnHealth.com, YourOwnDoctor.com and DeniseAustin.com, all of which are protected by copyrights.

Substantially all of PSI's Web products are centered on parts of the PrimeCare(TM) System. The PrimeCare(TM) System, an in-office PC based system, is a patient-centered, interactive, computer program that brings efficiencies to the patient/physician encounter while improving the standard of care and reducing costs. Patients interact directly with the PrimeCare(TM)System, without the presence of a physician.
Thus, a detailed patient history is obtained without taking any of the physician's time. The designated staff member selects the appropriate Questionnaire based upon the patient's chief complaint and/or symptom and enters the patient's vital signs. The patient is then seated at a computer and answers complaint-specific questions by using just the number keys to indicate answers that apply to them; no typing or computer skills are required. The software also has bilingual capabilities, allowing Spanish-speaking patients to interact in their preferred language. When the patient has completed the Questionnaire, the PrimeCare(TM) System creates a Preliminary Report (the "Report") for the physician to review before examining the patient. The Report contains the patient's current problems, medications and allergies, all positive and significant negative subjective responses, vital signs and an alphabetical list of the diagnostic possibilities with the patient's responses that triggered each diagnostic possibility. By freeing up the time physicians would normally have to spend asking patient history questions and recording responses, the PrimeCare(TM) System permits physicians to see more patients and to spend more quality time with them. The PrimeCare(TM) System is also easy for physicians to understand and use . The same simple key stroke process lets the physician document the: physical findings (normal and abnormal), assessment, treatment plan, prescribed medications and patient education materials distributed. At the conclusion of the encounter a final report of the visit, patient educational materials, and prescriptions are printed for the patient.

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

The PrimeCare(TM) System has other enhancements and features which include: (1) voice command recognition capability to enable physicians to use voice commands instead of keystrokes or mouse clicks to document normal and abnormal physical findings, the assessment, select tests, treatment plan, prescriptions, drug interaction checks, patient education materials to be dispensed and schedule follow-up
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

The  PrimeCare(TM) System is marketed through value added
resellers ("VARs"),  authorized dealers and  direct sales.  In addition, the PrimeCare(TM) System and CodeComplier(TM) have been exhibited at selected health care industry conventions as a component
of the marketing and sales program.   However, no assurances can be
given that the marketing plan will succeed.

The PrimeCare(TM) System is marketed as a service, on a pay for use basis, with a maximum charge of $2.00 per patient visit. This marketing method eliminates a significant financial commitment to purchase the software, plus monthly maintenance charges for updates, and ties the cost directly to use. Physician users have stated that the financial benefits derived by the physician from use of the PrimeCareTM System exceeds the cost per patient visit. According to the American Medical Association, there are over 650,000 physicians in the U.S. creating a very large potential market for the System. OCGT estimates that as many as 250,000 of these physicians could use the PrimeCareTM System routinely.

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

PrimeCare(TM)Web Sites and activities
-------------------------------------
In response to the opportunities created by the development and growing consumer acceptance of secure Internet communications, PSI now makes enhanced and targeted components of its PrimeCareTM System available to physicians and health-conscious consumers via the Web (e.g. www.PrimeCareOnTheWeb.com and www.YourOwnHealth.com). OCGT has also expanded into Web Site design and hosting (e.g. www.DeniseAustin.com ; www.YourOwnDoctor.com) and business-to-business Internet licensing agreements which permit other sites to use selected portions of the PrimeCare System via PSI's new dynamically generated Interactive Medical Interview System. A description of these products, their financial potential and cross promotional opportunities follows.

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

OCGT maintains and operates four Web Sites: a Site for consumers, www.YourOwnHealth.com ; a Site accessible only by registered physicians through use of a unique password, www.PrimeCareOnTheWeb.com; a Web Site which is accessible by both registered physicians and consumers, www.YourOwnDoctor.com; and a fitness Web Site www.DeniseAustin.com. All of the Web Sites are structured to create advertising revenues.

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

YourOwnHealth(TM) Notebook - A secure depository for storage of personal and family medical data that can be accessed only through registered
IDs and passwords. "YourOwnHealth Notebook" provides a convenient way to keep track of personal health issues for Registered Members.
Members can create and edit lists for health conditions, allergies, immunizations, medications and more. Members can also elect to save the interviews completed on YourOwnHealth.com and add personal notes and reminders to the record.

YourOwnHealth(TM) Reference- The site also provides extensive Patient Education Materials which are articles relating to diseases, disease management, medical procedures and common medications including drug interactions.

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

YourOwnDoctor.com
-----------------
Although, in general, physicians compete for the healthcare consumer, most physicians in private practice do not yet have Web Sites to promote their services. OCGT has created and maintains www.YourOwnDoctor.com , a Web Community that hosts a Web Site, at no charge, for any physician that registers. The Site enables registered physicians to: display credentials, including photos of each physician in the office; list specialties; provide office information: hours of operation, directions, photos, maps; list contact information (phone numbers, e-mail addresses); list accepted insurance plans; provide useful medical links. It helps consumers to locate a physician in their neighborhood. Consumers can select from National Map and sort by name, practice name, specialty or city. It provides a direct tie-in to YourOwnHealth(TM) and PrimeCareOnTheWeb(TM). A physician's registration for a Web Site at YourOwnDoctor.com automatically registers the physician in PrimeCareOnTheWeb(TM)and creates a link to YourOwnHealth(TM), thus promoting usage of these sites.

OCGT will offer Medical Societies, Hospitals, Healthcare Systems and distributors of medical software products, who register physicians for a Web Site, a share of OCGT's advertising revenues derived from the use of PrimeCareOnTheWeb(TM)and YourOwnHealth(TM) by each of the healthcare providers they cause to register on www.YourOwnDoctor.com.

Fitness Web Site:  www.deniseaustin.com
---------------------------------------
Denise Austin's Daily Workout is the number one fitness show on television with over one million viewers each weekday morning. Her top-selling videos have sold over 4 million copies, capturing 28% of the fitness video market. She has six videos in the top ten and has authored three best selling books on fitness. Under the terms of an Agreement, OCGT is responsible to design, create, host, operate, manage and maintain www.DeniseAustin.com, Denise Austin's Web Site. DeniseAustin.com currently sends out a bi-monthly newsletter with sponsorship to an opt-in list from the site. Visitors to the site are able to shop for their favorite Denise Austin videos, exercise equipment and gear. Visitors also have access to Denise's favorite healthy recipes, targeted exercises and motivational content. In developing www.DeniseAustin.com, OCGT intends to continue to expand the comprehensive shopping area which offers a broad range of products within the fitness industry. OCGT will share income from two sources - advertising revenues and e-commerce. YourOwnHealth(TM) is currently positioned at the Denise Austin Web Site with banners and sponsorship of the monthly newsletter which directs traffic to YourOwnHealth(TM). YourOwnHealth(TM) will take full advantage of the opportunity to position its interactive tools directly from www.DeniseAustin.com to facilitate a greater increase of traffic over the existing flow.

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

Each page has been designed with space for seven advertisements or impressions. Assuming advertising per page to consist of a Banner @ $.04, a Sponsor @ $.04, and a Focused ad @ $.05, for a total of $.13 per page. Assuming impressions are sold at the rate of $20 per thousand or $0.02 per impression. Since Questionnaires average 20 pages, revenue per questionnaire would be $2.80 (14 cents x 20).

Assuming that advertising revenues per completed Questionnaire average $2.80, it is estimated that each 1,000 medical providers that routinely use PrimeCareOnTheWeb(TM) on 75% of their patients could result in annual advertising revenues in excess of $10,000,000.(4,500 patients x $2.80 x 1,000). However there are no assurances as to the level of usage that can be attained.

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

Business to Business Internet Services Agreements - Under this type of agreement, OCGT grants a license to a business (the "User") to link to one or more OCGT's Web Sites. The User markets OCGT's Web Sites to its visitors and shares in advertising revenues earned by OCGT from use of the Sites by the User's visitors.

The first of this type of Agreement was made with VantageMed Corporation ("VMC") whose corporate Web Site is www.vantagemed.net. On its master Web Site, www.vantagemed.com, VMC is creating and hosting individual customer Web Sites for each of its more than 10,000 health care customer installations. These health care installations collectively represent nearly 50,000 health care providers. VMC selects and provides the content for the individual customer sites and will educate their customers in the use of these new tools. The Internet Services Agreement provides that each VMC customer Web Site will be seamlessly linked directly to both YourOwnHealth.com, a consumer interactive health care Web Site, and to PrimeCareOnTheWeb.com, a Web Site for physicians and their staffs. VMC recently advised OCGT that their physician focus groups believed PrimeCareOnTheWeb.com to be desirable. Modifications in the use of PrimeCareOnTheWeb.com have been completed and VMC is adding software to one of their products to enable the report generated by PrimeCareOnTheWeb.com to be stored in the patient's file.

During the month of April another relationship of this type came into existence when an agreement was entered into with Sickbay.com.
PrimeCareOnTheWeb.com is actively linked to the Doctor's Deck for use by Sickbay.com's physician subscribers.

A third relationship of this type was entered into on April 25th with AAPP a not for profit organization of physicians and patients that has two Web sites - SimpleCare.com and AAPP.net. The AAPP agreement also includes listing AAPP physician Members on YourOwnDoctor.com to enable patient Members to locate AAPP physicians in their area.

An additional agreement has been entered into with AAPP, which provides for OCGT to design and maintain a system on the Internet to register new Members and annual Membership renewals. The system has been completed and should be operational next week. OCGT is compensated on a per member basis.

Business to Business License Agreements - PSI has developed a dynamically generated Interactive Medical Interview System ("IMIS").
The new IMIS technology allows OCGT to license access to the core interview engine of PSI's PrimeCare(TM) System in a tailored, customized environment that shares the look and feel of the Licensee's web application. This licensed product is configured to enable the Licensee to include any or all of PrimeCare's unique medical Questionnaires and Reports, as content on their Web Site without any of OCGT's third party advertisements. This gives the Licensee access to the core interview engine of PrimeCare's unique interactive medical interviews for use within their own system. OCGT retains complete control of the content and the responsibility of maintaining the interview delivery system on a server located at OCGT's facility. The Licensee pays OCGT a setup fee plus an annual license fee.

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

One such strategic alliance is with www.GoToWorld.com ("GTW"). GTW is a global communication super portal. YourOwnHealth(TM) will be integrated into the health center at GTW titled "Personal Health", which links directly back to a co-branded page between GTW and YourOwnHealth.com. Each day visitors at GTW will see a different medical Questionnaire being highlighted such as, "Are you suffering from the Flu?" The agreement with GTW also provides for www.GoToWorld.uk and www.GoToWorld.au to be linked to YourOwnHealth(TM) in the same way.

A similar agreement has been entered into with Cyber Networks, Inc., the owner of www.C4.com. C4 is a TotalSearch(TM) technology search tool. Under the agreement, C4 will create targeted campaigns that will link YourOwnHealth(TM)'s interactive medical history Questionnaires to specific banners or buttons on their site which will drive traffic from C4's heavily visited site to YourOwnHealth(TM). C4 has grown to register over 15,000,000 page impressions per month and is growing rapidly.

During the month of April 2000, another such agreement was entered into with HealthMax.net which provides for links to YourOwnHealth.com.

During the month of March 2000 an agreement was entered into with USA Today which provides for banner and text impressions on USATODAY.com that link to YourOwnHealth.com.to advertise and increase traffic to YourOwnHealth.com.

DeniseAustin.com has entered into an agreement with GoToWorld.com which positions DeniseAustin.com as a major fitness content provider for GoToWorld.com and links GoToWorld.com to four areas of DeniseAustin.com.

DeniseAustin.com has entered into an agreement with FitnessLink.com which provides for FitnessLink.com to be an advertiser on DeniseAustin.com as well as to co-brand and link to DeniseAustin.com.

An agreement was entered into with MyFitnessClub.com a membership based site which features interactive fitness and health content site which provides for links to DeniseAustin.com's Shopping Cart.

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

OCGT believes that it could provide sufficient working capital from operations through marketing the Window 95/NT version of the PrimeCare(TM) System, CodeComplier(TM), and its Internet products.

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



                              OCG TECHNOLOGY, INC.

                              BY  /s/Edward C. Levine
                                ---------------------
                                  EDWARD C. LEVINE,
                                  PRESIDENT
                                  (PRINCIPAL FINANCIAL OFFICER)


DATED: May 19, 2000