Form 10KSB
period 2000-06-30
OCG TECHNOLOGY INC
filed 2000-10-19
CIK 73779

THIS DOCUMENT IS A COPY OF THE FORM 10-KSB FOR THE FISCAL YEAR ENDED JUNE 30, 2000 WHICH WAS FILED IN PAPER FORM ON OCTOBER 16, 2000 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    [Fee Required]

                          For the Fiscal Year ended   June 30, 2000
                                                     ---------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    [No Fee Required]

                          For the transition period from        to

                                        Commission file number   0-5186
                                                               ----------


                            OCG TECHNOLOGY, INC.
                --------------------------------------------
               (Name of small business issuer in its charter)

            DELAWARE                                  13-2643655
-------------------------------          -----------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

           56 Harrison Street, New Rochelle, New York       10801
           ------------------------------------------      ---------
           (Address of principal executive offices)        (Zip Code)

Issuer's telephone number    (914) 576-8457
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average of the closing sale price for such stock on September 11, 2000 was $4,895,870. As of September 11, 2000 the Registrant had 32,731,112 shares of Common Stock outstanding.

The Issuer's revenues for its most recent fiscal year: $79,412

Documents Incorporated by Reference: None

                                Part I

Item 1. Description of Business
        -----------------------

General.
-------
     OCG Technology, Inc. (which, together with its subsidiaries, unless the context otherwise requires, is referred to as "OCGT"): (i) created, owns, maintains and markets secure Internet enhanced versions of parts of the PrimeCare(TM) Patient Management System (the "PrimeCare(TM) System") and the CodeComplier(TM), on Web sites known as YourOwnDoctor.com, PrimeCareOnTheWeb.com(TM) and YourOwnHealth.com(TM) ; (ii) markets, updates, and expands the PrimeCare(TM) System, a product of PrimeCare Systems, Inc. ("PSI"), a wholly owned subsidiary of OCGT; (iii) OCGT markets, updates, and expands the CodeComplier(TM), software which automatically computes Medicare's Evaluation & Management ("E&M") codes and was designed to be used in conjunction with OCGT's PrimeCare(TM) System; (iv) created, maintains and markets a Web site known as DeniseAustin.com and (v) until July 28, 1999, the date on which the business was sold (see: Disposition of Assets), marketed turnkey computer systems and consulting services to providers of medical services through Mooney-Edwards Enterprises, Inc.
d/b/a Medical Information Systems ("MIS"), a wholly owned subsidiary of OCGT. OCG Technology, Inc. was incorporated as Data Display Systems, Inc.
on July 3, 1969.

     OCGT's principal executive office is located at 56 Harrison Street, New Rochelle, New York 10801 and its telephone number is (914) 576-8457.

Disposition of Assets.
----------------------
On August 2, 1999, pursuant to the terms of an Asset Purchase Agreement, Mooney-Edwards Enterprises, Inc.("MIS"), a wholly owned subsidiary of OCGT, sold substantially all of the assets, as of July 28, 1999, to Medical Manager Southeast, Inc.("MM") and MM assumed substantially all of the liabilities related to operations as of July 28, 1999 for a gross purchase price equal to four-hundred-two thousand eight-hundred-six dollars and 00/100 ($402,806).


Product Overview.
-----------------
OCGT's revenues are primarily derived from marketing the products of its wholly owned subsidiary, PrimeCare Systems, Inc.(" PSI"), a Delaware corporation. (Hereafter, "OCGT" shall mean OCGT and/or PSI as the context requires). OCGT, through PSI, has developed, markets, updates and expands the PrimeCare(TM) Patient Management System (the "PrimeCare(TM) System"), PrimeCareOnTheWeb.com, YourOwnHealth.com, YourOwnDoctor.com and DeniseAustin.com, all of which are protected by copyrights.

All of PSI's Web products, other than DeniseAustin.com, are centered on parts of the PrimeCare(TM) System. The PrimeCare(TM) System, an in-office PC based system, is a patient-centered, interactive, computer program that brings efficiencies to the patient/physician encounter while improving the standard of care and reducing costs. Patients interact directly with the PrimeCare(TM) System, without the presence of a physician. Thus, a detailed patient history is obtained without taking any of the physician's time. The designated staff member selects the appropriate Questionnaire based upon the patient's chief complaint and/or symptom and enters the patient's vital signs. The patient is then seated at a computer and answers complaint-specific questions by using just the number keys to indicate answers that apply to them; no typing or computer skills are required. The software also has bilingual capabilities, allowing Spanish-speaking patients to interact in their preferred language. When the patient has completed the Questionnaire, the PrimeCare(TM) System creates a Preliminary Report (the "Report") for the physician to review before examining the patient. The Report contains the patient's current problems, medications and allergies, all positive and significant negative subjective responses, vital signs and an alphabetical list of the diagnostic possibilities with the patient's responses that triggered each diagnostic possibility. By freeing up the time physicians would normally have to spend asking patient history questions and recording responses, the PrimeCare(TM) System permits physicians to see more patients and to spend more quality time with them. The PrimeCare(TM) System is also easy for physicians to understand and use. The same simple key stroke process lets the physician document the:
physical findings (normal and abnormal), assessment, treatment plan, prescribed medications and patient education materials distributed. At the conclusion of the encounter a final report of the visit, patient educational materials, and prescriptions are printed for the patient.

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

The PrimeCare(TM) System has other enhancements and features which include:
(1) voice command recognition capability to enable physicians to use voice commands instead of keystrokes or mouse clicks to document normal and abnormal physical findings, the assessment, select tests, treatment plan, prescriptions, drug interaction checks, patient education materials to be dispensed and schedule follow-up visits; (2) a touch screen may be used by the patient and physician instead of the key board, mouse or voice command recognition. All keystrokes, mouse clicks or voice commands are duplicated by the touch screen hardware and software; (3) The PrimeCare(TM) System uses either Microsoft's SQL Server or Interbase, as a database. This expands the flexibility of the PrimeCare(TM) System since it enables medical facilities that are using MS SQL Server database for practice management systems and other software to add PrimeCare(TM) without purchasing an additional database. Both databases support distributed processing in local and wide area networks.

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

The PrimeCare(TM) System is marketed as a service, on a pay for use basis, with a maximum charge of $2.00 per patient visit. This marketing method eliminates a significant financial commitment to purchase the software, plus monthly maintenance charges for updates, and ties the cost directly to use. Physician users have stated that the financial benefits derived by the physician from use of the PrimeCare(TM) System exceeds the cost per patient visit. According to the American Medical Association, there are over 650,000 physicians in the U.S. creating a very large potential market for the System. OCGT estimates that as many as 250,000 of these physicians could use the PrimeCare(TM) System routinely.

OCGT has not identified any competitive patient management system which embodies all the features of the PrimeCare(TM) System, in particular the complaint specific, interactive Questionnaires completed by the patient and the report generated by the patient's responses. However, other companies market systems which may have some of the features of the PrimeCare(TM) System and some companies market medical office products which perform different functions than those performed by the PrimeCare(TM) System. To date, market penetration by both PSI and its competitors has been very small.

OCGT has also developed software which computes the E&M code. Designed to be used in conjunction with the PrimeCare(TM) System, CodeComplier(TM) takes the guess work out of E&M compliance. As each item of information is entered into and collected by the PrimeCare(TM) System during the patient encounter, the CodeComplier(TM) organizes the data in the proper classification and using the 1997 HCFA guidelines, automatically calculates the applicable
E&M code. It totally eliminates the time and effort which would otherwise be required by physician office personnel to complete this task. However, no assurances can be given that OCGT's marketing plan will succeed.

PrimeCare(TM) Web Sites and activities
--------------------------------------
In response to the opportunities created by the development and growing consumer acceptance of secure Internet communications, PSI now makes enhanced and targeted components of its PrimeCare(TM) System available to physicians and health-conscious consumers via the Web (e.g. www.PrimeCareOnTheWeb.com, www.YourOwnDoctor.com and www.YourOwnHealth.com). OCGT has also expanded into Web Site design and hosting (e.g. www.DeniseAustin.com) and business-to-business Internet licensing agreements which permit other sites to use selected portions of the PrimeCare System via PSI's dynamically generated Interactive Medical Interview System. A description of these products, their financial potential and cross promotional opportunities follows.

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

OCGT maintains and operates four Web Sites: a Site accessible only by registered physicians through use of a unique password, www.PrimeCareOnTheWeb.com; a Web Site which is accessible by both registered physicians and consumers, www.YourOwnDoctor.com; a Site for consumers, www.YourOwnHealth.com and a fitness Web Site www.DeniseAustin.com. All of the Web Sites are structured to create advertising revenues.

Physician Web Sites
-------------------
www.PrimeCareOnTheWeb.com enables physicians to select problem specific medical history Questionnaires for their patients to complete, via the Internet. When patients call their doctor's office with a medical complaint, they are assigned a unique set of pass-codes to access a special Web Site and answer the Questionnaire(s). The Questionnaires are selected by their physician or a staff member. When the patient has completed the Questionnaire, the Report is generated. CodeComplier(TM) computes the E&M code for the medical history and it is included with the Report. The Report is sent by encrypted electronic mail to the physician's office. The physician can also print or review the Report directly from www.PrimeCareOnTheWeb.com. The patient can be told to seek immediate medical help or be scheduled for an office appointment. In case of emergency, the history can be forwarded to the appropriate Hospital Emergency Room. When the patient arrives for an appointment, the detailed medical history and Report are already completed, without taking any physician time.

YourOwnDoctor.com
-----------------
Although, in general, physicians compete for the healthcare consumer, most physicians in private practice do not yet have Web Sites to promote their services. OCGT has created and maintains www.YourOwnDoctor.com , a Web Community that hosts a Web Site, at no charge, for any physician that registers. The Site enables registered physicians to: display credentials, including photos of each physician in the office; list specialties; provide office information: hours of operation, directions, photos, maps; list contact information (phone numbers, e-mail addresses); list accepted insurance plans; provide useful medical links. It helps consumers to locate a physician in their neighborhood. Consumers can select from National Map and sort by name, practice name, specialty or city. It provides a direct tie-in to YourOwnHealth and PrimeCareOnTheWeb . A physician's registration for a Web Site at YourOwnDoctor.com automatically registers the physician in PrimeCareOnTheWeb(TM) and creates a link to YourOwnHealth, thus promoting usage of these sites.

OCGT will offer physician groups, clinics, Medical Societies, Hospitals, Healthcare Systems and distributors of medical software products, who register physicians for a Web Site, a share of OCGT's advertising revenues derived from the use of PrimeCareOnTheWeb and YourOwnHealth by each of the healthcare providers they cause to register on www.YourOwnDoctor.com.

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

Medical Information Systems
---------------------------
     Mooney-Edwards Enterprises, Inc. d/b/a Medical Information Systems ("MIS"), a Florida corporation was acquired by OCGT on June 25, 1992. Substantially all of the assets of MIS, as of July 28, 1999, were sold to Medical Manager Southeast, Inc.("MM") and MM assumed substantially all of the liabilities related to operations as of July 28, 1999. MIS was the area dealer for MM, which is reputed to be the most widely used software package in the medical industry. The sale was made under the dealer acquisition program initiated by MM in 1997 when it became publicly held. MIS marketed computer systems to providers of medical services. The packages included hardware, software, staff training and provides for an annual service contract. In addition to the basic accounts receivable and insurance billing applications, MIS provided the offices with accounts payable, general ledger, payroll and word processing programs. The service contracts provide for ongoing continuing education and system maintenance.



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

     Studies have been completed which OCGT believes confirm the usefulness and efficacy of the Cardiointegraph ("CIG"). As a part of two studies, the results of the Cardiointegram was compared with the results of exercise stress testing. The concordance of the two tests was 87% in one study and 88% in the other. Based on this data OCGT believes that the CIG is a cost effective, viable alternative to stress testing in many instances. The apparent national concern with rising health-care costs and growing efforts to contain and reduce these costs could prove to be a stimulus to expand the use of the CIG service. However, there can be no assurance that the CIG will benefit from this.

     Marketing
     ---------     Although CIGs were sold and end user purchasers (i.e.
physicians, corporate and governmental medical departments) appear to find the unit useful, OCGT has been unable to generate sufficient revenues to fund its operations or to operate at a profit. OCGT believes that lack of universal reimbursement for the CIG has hindered its attempt to sell the CIG. Although a CIG was sold during the fiscal year ended June 30, 2000 and one was sold subsequent to the end of that fiscal year, to date, OCGT has not derived substantial revenues from the sale of CIGs and there can be no assurance that OCGT will ever be able to market the CIG.

     Competition
     ----------- The Cardiointegraph is a diagnostic device which employs a unique method, parts of which are patented, for the diagnosis of coronary heart disease. OCGT believes that the CIG does not compete directly with any other diagnostic method. However, the CIG does compete generally with other diagnostic methods, such as stress testing and thallium perfusion stress tests. The Cardiointegram procedure is done at rest, requires less doctor-time and costs less than the other available methods. In the past, OCGT sold its product through medical distributors, a sales and marketing method employed by other medical equipment manufacturers.

     Patent Protection
     ----------------- OCGT's business is dependent to some extent, upon patent protection of its method of signal analysis and its application to the Cardiointegraph. OCGT's primary patent expired in November 1986. In June 1985 a new method patent was granted to OCGT which expires in the year 2002. This new patent covers OCGT's method for correctly detecting in a repeatable fashion the proper base line which is essential to accurately compute the CIG. OCGT believes that this patent will adequately protect its competitive position. Although certain of OCGT's processes are of a non-patentable nature, OCGT believes that it has significant lead time over potential competitors in the field of classifying and evaluating data by this patented method and apparatus as a result of its know-how and expertise which supplement the patent protection. "Cardiointegraph" is not a registered trademark or trade name, however, OCGT is not aware of any other companies using such name or manufacturing such product. OCGT owns trademark registrations in the United States for "OCG".

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

     Neither the PrimeCare(TM) System, the CodeComplier(TM) nor the MIS medical billing software require FDA filings.

Employees
---------
     OCGT employs 4 full time employees, 2 of whom are non-salaried officers, its subsidiary, PSI employs 10 salaried employees including officers, 9 of whom are full time and 1 part time.


Item 2.  Properties
         ----------
OCGT leases approximately 1,000 square feet of office space at 56 Harrison Street, New Rochelle, New York where it maintains its executive and sales office. The lease bears an annual rental of $20,952 until June 30, 2001 at which time it may incur annual increases based on an escalation provision in the lease until its expiration on June 30, 2003.

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

Item 3.  Legal Proceedings
         -----------------

                NONE


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

          NONE


                                PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters.
         ----------------------------------------------------------------

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

Fiscal Year Ended June 30, 1999                High        Low
-------------------------------                -----      -----
1st Quarter                                    37/64      19/64
2nd Quarter                                     1/5       15/64
3rd Quarter                                     9/16       1/4
4th Quarter                                    35/64       3/8

Fiscal Year Ended June 30, 2000                High        Low
-------------------------------                -----      -----
1st Quarter                                    33/64      19/64
2nd Quarter                                    33/64       5/16
3rd Quarter                                     7/16      19/64
4th Quarter                                    23/64       9/64


As of June 30, 2000 there were approximately 1,341 record holders of the Common Stock, which does not include stockholders whose shares are registered in "nominee" or "street" name. The closing bid price per share for the Common Stock on September 11, 2000 was 5/32.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------

                  Fiscal 2000 Compared to Fiscal 1999
General
-------
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere herein. The following discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and OCGT intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include predictions, estimates and other statements that involve a number of risks and uncertainties. While this outlook represents OCGT's current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein.

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

Total revenues increased to $79,412 for the year ended June 30, 2000 from $18,957 for 1999. Cost of sales decreased $1,364.

Marketing general and administrative expenses decreased $319,688 for the year ended June 30, 2000 as compared to 1999 due primarily to the accelerated write-off of proprietary technology related to the creation of PrimeCare(TM) System and a decrease in amortization.

Liquidity and Capital Resources
-------------------------------
At June 30, 2000 OCGT had a current ratio of 1.35 to 1 compared to 2.09 to 1 as of June 30, 1999. Although the net loss from operations for the year ended June 30, 2000 was $844,447, a significant part of the loss resulted from non-cash charges of approximately $342,301, which accounted for 40% of the total loss from operations.

Cash on hand and accounts receivable were $84,762 at June 30, 2000.   In
the past, OCGT's principal means of overcoming its cash shortfalls from operations was from the sale of OCGT's common stock. During the year ended June 30, 2000, OCGT received $311,000 in cash through the sale of equity interests. Subsequent to June 30, 2000, OCGT received an additional $75,000 in cash through the sale of equity interests. In the past, OCGT's principal means of overcoming its cash shortfalls from operations was from the sale of OCGT's common stock and the exercise of warrants. Although, in the past, OCGT has been able to provide working capital through the sale of equity interests in OCGT and through the exercise of warrants, there can be no assurances that OCGT will succeed in its efforts. However, on August 2, 1999, pursuant to the terms of an Asset Purchase Agreement, Mooney-Edwards Enterprises, Inc.("MIS"), a wholly owned subsidiary of OCGT, sold substantially all of the assets, as of July 28, 1999, to Medical Manager Southeast, Inc.("MM") and MM assumed substantially all of the liabilities related to operations as of July 28, 1999 for a purchase price equal to four-hundred-two thousand eight-hundred-six dollars and 00/100 ($402,806).


Revenue Opportunities.
----------------------
OCGT's revenues are primarily derived from marketing the products of its wholly owned subsidiary, PrimeCare Systems, Inc.(" PSI"), a Delaware corporation. (Hereafter, "OCGT" shall mean OCGT and/or PSI as the context requires). OCGT, through PSI, has developed, markets, updates and expands the PrimeCare(TM) Patient Management System (the "PrimeCare(TM) System"), PrimeCareOnTheWeb.com, YourOwnHealth.com, YourOwnDoctor.com and DeniseAustin.com, all of which are protected by copyrights. All of PSI's Web products, other than DeniseAustin.com, are centered on parts of the PrimeCare(TM) System (see "Product Overview", Item I, page 2).

OCGT believes that the segment of the healthcare market which is capable of generating the greatest activity at its Web sites are the outpatient physicians. OCGT's Web products provide significant benefits to physicians, most of which are described in Product Overview in Item I. In addition, industry sources state that on average, a primary care physician sees between 25 and 30 patients per day. Assuming 25 patient visits per day, a primary care physician, practicing 20 days per month, conducts between 500 and 600 patient visits per month. Thus, assuming 500 patients visits per month, the estimated potential annual use of PrimeCareOnTheWeb per physician is 6,000 patient visits. This creates a potentially very large market for OCGT's products. OCGT has therefore developed a program geared to reach this market. Rather than charge the physician for the product, OCGT provides the service without charge. OCGT relies on the sale of advertising space to generate revenues. Each page has been designed with space for seven advertisements or impressions. Assuming impressions are sold at the rate of $20 per thousand or $0.02 per impression, since Questionnaires average 25 pages, revenue per questionnaire would be $3.50 (14 cents x 25). Assuming that advertising revenues per completed Questionnaire average $3.50, it is estimated that each 1,000 medical providers that routinely use PrimeCareOnTheWeb on 75% of their patients could result in annual advertising revenues in excess of $15,000,000 (4,500 patients x $3.50 x 1,000). To reach the physician, OCGT is targeting and will enter into revenue share agreements with physician groups, clinics, hospitals and other medical services organizations (collectively, Provider Organizations") who agree to market OCGT's products to their physicians.

OCGT's first arrangement of this type was with AAPP, a not for profit organization of physicians and patients that has two Web sites - SimpleCare.com and AAPP.net. An additional agreement has been entered into with AAPP, which provided for OCGT to design and maintain a system on AAPP's sites to register new Members and for annual Membership renewals. The system has been completed and is operational. OCGT is compensated on a per member registered basis.

A more recent agreement was entered into with Hackensack University Medical Center ("HUMC"), an affiliate of the University of Medicine and Dentistry of New Jersey/New Jersey Medical School and member of the University Health System of New Jersey. The agreement provides for OCGT to link three of it's Web sites, PrimeCareOnTheWeb.com, YourOwnDoctor.com, and YourOwnHealth.com, into the Medical Center's Web sites for use by the Medical Center's network of physicians and their patients. This agreement makes PSI's healthcare software readily available, via the Internet, to the Medical Center's more than 1,000 healthcare providers and their patients through the integration of YourOwnDoctor.com into the Medical Center's Web site for physicians, which gives the physicians access to both PrimeCareOnTheWeb.com and YourOwnHealth.com. PSI's interactive Questionnaires and Reports give the physician a comprehensive history of a patient's medical problem accompanied by a list of diagnostic possibilities. The record is created without dictation and transcription costs. This saves the physician considerable time and expense. HUMC believes their physicians will recognize the healthcare benefits and cost efficiencies that PrimeCareOnTheWeb.com and YourOwnHealth.com bring to the physician/patient relationship. The Medical Center will schedule training seminars for physicians and their staffs which will be conducted by PSI's personnel. OCGT is currently in negotiations with other Provider Organizations, all of whom provide an Intranet for their physicians.

An article recently published by the Wharton School of the University of Pennsylvania titled On the Net, RX-rated beats X-rated stated
                    ----------------------------------
"Pharmaceutical companies currently spend $2 billion in direct-to-consumer advertising. Johnson & Johnson has said it will move 40 percent of its ad budget to the Internet. If everyone moves 40 percent to the Internet, that's almost $1 billion. This could allow many of these online health care content sites to continue offering free information to consumers."

OCGT offers pharmaceutical companies focused advertising. For example, on Questionnaires dealing with pain, OCGT can display advertisements for painkillers, anti-inflammatory products, arthritis products, etc. The advertiser is now reaching potential product users. Additionally, OCGT's Questionnaires average 25 pages and take from ten to twenty-five minutes to complete. This provides the pharmaceutical companies with excellent recognition and exposure.

OCGT believes that marketing the PSI Web sites to physicians will provide the greatest revenue opportunities for OCGT. However there are no assurances as to the level of usage that will be attained.

OCGT will also continue to stimulate usage of OCGT's Web Sites through programs that were previously initiated. OCGT has entered into agreements with other businesses that desire to use OCGT's content on their Web Sites. There are several different types of arrangements that OCGT has entered into.

Business to Business Internet Services Agreements - Under this type of agreement, OCGT grants a license to a business (the "User") to link to one or more of OCGT's Web Sites. The User markets OCGT's Web Sites to its visitors and shares in advertising revenues earned by OCGT from use of the Sites by the User's visitors.

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

Advertising Revenue Sharing Agreements - Strategic alliances have been created to increase the "unique visits" to YourOwnHealth.com to generate increased advertising revenues. Under these arrangements a portal or search engine links to YourOwnHealth.com to provide their visitors with PrimeCare's interactive medical Questionnaires.
YourOwnHealth.com. to advertise and increase traffic to YourOwnHealth.com.

Regional Sponsorships
---------------------
A regional sponsor is generally a hospital that links to YourOwnHealth.com. When a visitor logs on to YourOwnHealth.com from a zip code allocated to a Sponsor Hospital, each page displays the logo and name of the Hospital as the Sponsor. This type of arrangement affords two possible revenue sources. The link from the Sponsor's Web Site generates visitors to YourOwnHealth.com. Additionally, revenues can be generated through Sponsor fees. However, since OCGT is now offering a share of the advertising revenues to hospitals for marketing the OCGT Web sites to their physicians, hospitals may opt to go this route.

OCGT is continuing discussions with other healthcare Web Sites to arrange linking and cross linking agreements all of which should increase visits to the OCGT Sites and generate advertising revenues.

In addition, OCGT continues to market the PrimeCare Patient Management System and the CodeComplier as turnkey systems within a physician's office.

OCGT believes that it could provide sufficient working capital from operations through marketing its Internet products, the Window 95/98/NT version of the PrimeCare(TM) System and CodeComplier(TM).

Currently, OCGT has no lines of credit and has no material commitments for capital expenditures outstanding.


                  Fiscal 1999 Compared to Fiscal 1998
                  -----------------------------------

Results of Operations
---------------------
Results of operations related to MIS have not been included in the discussion since the operations were sold August 2, 1999.

Total revenues decreased to $18,957 for the year ended June 30, 1999 from $19,814 for 1998. Cost of sales decreased $4,979.

Marketing general and administrative expenses decreased $864,362 for the year ended June 30, 1999 as compared to 1998 due primarily to the accelerated write-off of proprietary technology related to the creation of PrimeCare(TM) System and a decrease in amortization.




Item 7. Financial Statements
        --------------------
The following are included and filed under this Item and appear immediately following the signature page on page 19:
                                                           PAGE
                                                           ----
     Independent Auditors' Report                          F-1

     Consolidated Balance Sheet - June 30, 2000            F-2

     Consolidated Statements of Operations -
     Years ended June 30, 2000 and 1999                    F-3

     Consolidated Statements of Shareholders'
     Equity - Years ended June 30, 2000 and 1999           F-4

     Consolidated Statements of Cash Flows -
     Years ended June 30, 2000 and 1999                    F-5

     Notes to Consolidated Financial Statements            F-6



Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
         ----------------------------------------------------------------

     (a)       Previous independent accountants.

                (i) On July 19, 2000, OCG Technology, Inc.("OCGT") received a letter from Dalessio, Millner & Leben, LLP, its independent accountants, advising that they would not be available to audit the books and records of the Registrant for the fiscal year end
        June 30, 2000.

                (ii) The reports of Dalessio, Millner & Leben, LLP on the financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle, except the accountants's report, dated October 12, 1999, did include a paragraph regarding the uncertainty of the Company to continue as a going concern.

                (iii) In connection with its audits for the two most recent fiscal years and through July 19, 2000, there have been no disagreements with Dalessio, Millner & Leben, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Dalessio, Millner & Leben, LLP, would have caused them to make reference thereto in their report on the financial statements for such years.

                (iv) During the two most recent fiscal years and through July 19, 2000, there have been no reportable events (as defined in Regulation S-K, Item 304(a)(1)(iv)).

     (b)       New independent accountants.

          The Registrant has engaged Arthur Yorkes & Company as its new independent accountants as of September 21, 2000. During the two most recent fiscal years and through September 21, 2000, the Registrant has not consulted with Arthur Yorkes & Company regarding:

                (i) the application of accounting principles to a specific transaction, either completed or proposed; nor the type of audit opinion that might be rendered on the Registrant's financial statements; nor has any written report or oral advice been provided to the Registrant by Arthur Yorkes & Company;

                (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a) (1) (iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a) (1) (iv) of Regulation S-K. The Registrant has engaged Arthur Yorkes &
        Company as its new independent accountants as of September 21, 2000.

                                PART III

Item 9.  Directors and Executive Officers of the Registrant.
         ---------------------------------------------------

     The directors and executive officers of OCGT are:

     Name                  Age                      Position
-----------------          ---                  ---------------------------
Edward C. Levine           73                   President and Director

Jarema S. Rakoczy          58                   Vice President and Director

Jeffrey P. Nelson          56                   Secretary and Director



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


Item 10. Executive Compensation
         -----------------------

Compensation of Directors
-------------------------
     There are no standard or other arrangements for compensating
Directors. Directors serve without
compensation.

Compensation of Officers
-------------------------
     The following table presents certain specific information regarding the compensation of the Chairman and President of OCGT who received no other compensation than the compensation set forth in the following tables. No Officer of OCGT had total salary, bonus or other compensation exceeding $100,000.

                     Summary Compensation Table (Fiscal 2000)
                     ----------------------------------------

         (a)                        (b)                      (c)
                                                    Long-term Compensation
                                                      Awards Securities
                             Fiscal Year Ended           Underlying
Name & Principal Position         June 30,               Options/SARs
--------------------------   -----------------      -----------------------
Edward C. Levine,                  2000                    200,000
President and Chief                1999                    300,000
Executive Officer                  1998                    200,000



                     Option Grants in Last Fiscal Year
                     ---------------------------------
      (a)            (b)            (c)              (d)           (e)
                  Number of      % of Total
                  Securities     Options/SARs
                  Underlying     Granted to      Exercise or
                  Options/SARs   Employees in    Base Price     Expiration
     Name         Granted        Fiscal Year     ($/Share)         Date
----------------  ------------   ------------    -----------  -------------
Edward C. Levine    200,000        26.08%           $.47      June 25, 2002

                Aggregated Option Exercises in Last Fiscal Year
                      and Fiscal Year End Option Values

The following table sets forth certain information regarding the exercise of stock options during the fiscal year ended June 30, 2000 and the fiscal year ended value of unexercised options for OCGT's named executive officers.

                                                                                 Value of Unexercised
                    Shares           Value     Number of Unexercised            In-the-money Options at
                  Acquired on      Realized    Options at Fiscal Year-End         Fiscal Year End (1)
 Name              Exercise           ($)      Exercisable/ Unexercisable      Exercisable/Unexercisable
------------       --------         -------    --------------------------      -------------------------

E. C. Levine         -0-              $0            700,000 / 0                          $0 / 0
J. S. Rakoczy        -0-              $0            150,000 / 0                          $0 / 0
J. P. Nelson         -0-              $0            450,000 / 0                          $0 / 0

___________________
Notes:   (1)  Calculated based on the excess of the closing market price of
              OCGT's common stock as reported on the OTC Bulletin Board on June 30, 2000
              ($.14) over the option exercise price.



Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------
The following table sets forth, as of September 30, 1999 certain information with respect to Common Stock ownership of (i) each person known by OCGT to own beneficially more than 5% of the shares of OCGT's Common Stock, (ii) all directors, and (iii) all Officers and Directors as a group.


           Name and Address of          Amount & Nature of        Percent
Class      Beneficial Owner            Beneficial Ownership       of Class
-----      -------------------         --------------------      ---------
Common     Edward C. Levine              538,826 - direct           1.65%
           56 Harrison Street
           New Rochelle, N.Y. 10801

Common     Jarema S. Rakoczy             359,600 - direct           1.10%
           56 Harrison Street
           New Rochelle, N.Y. 10801

Common     Jeffrey P. Nelson             450,000 - direct           1.37%
           56 Harrison Street
           New Rochelle, N.Y. 10801

Common     All directors and           1,348,426 - direct           4.12%
           officers as a group
           (3 Persons)


Item 12. Certain Relationships and Related Transactions
         ----------------------------------------------
On February 29, 2000 OCGT authorized the issuance of, and thereafter issued, 150,000 shares of OCGT's common stock to retire debt in the amount of $37,374. The creditor is the son of OCGT's President.

On July 26, 1999 OCGT authorized the issuance of, and thereafter issued, warrants to purchase shares of its Common Stock as follows: Edward C. Levine 200,000 warrants; Jeffrey P. Nelson 150,000 warrants; and Jarema S. Rakoczy 60,000 warrants; all at $.47 per share.

On June 22, 1999 OCGT authorized the issuance of, and thereafter issued, warrants to purchase shares of its Common Stock as follows: Edward C. Levine 300,000 warrants; Jeffrey P. Nelson 150,000 warrants; Erich W. Augustin 150,000 warrants, and Jarema S. Rakoczy 30,000 warrants; all at $.47 per share.

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


Item 13.  Exhibits and Reports on Form 8-K
          ---------------------------------
     (a) The following documents are filed as part of this report.

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

   10.5 Asset Purchase Agreement, dated as of July 28, 1999, between Medical Manager Southeast, Inc.; Mooney-Edwards Enterprises, Inc.; and the Registrant (incorporated by reference to Exhibit 2 to the Current Report on Form 8-K filed August 16, 1999).

   21 Subsidiaries of Registrant. Optronic Labs, Inc., a New York corporation; Mooney-Edwards Enterprises, Inc., a Florida corporation; and, PrimeCare Systems, Inc., a Delaware corporation.

   27          Financial Data Schedule

     (b)       Reports on Form 8-K

               There were no Reports on Form 8-K filed in the fourth quarter of fiscal 2000.

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

                                     OCG TECHNOLOGY, INC.


                                     By: /s/ Edward C. Levine
                                         ---------------------------
Dated: October 13, 2000                  Edward C. Levine, President



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


/s/ Edward C. Levine     President and Director            October 13, 2000
--------------------
  Edward C. Levine       (Principal Executive,
                          Financial and
                          Accounting Officer)


/s/ Jeffrey P. Nelson    Secretary and Director            October 13, 2000
---------------------
  Jeffrey P. Nelson


/s/ Jarema S. Rakoczy    Vice President and Director       October 13, 2000
---------------------
  Jarema S. Rakoczy

ARTHUR YORKES & COMPANY
Certified Public Accountants
15 West 39th Street
New York, New York 10018



                   INDEPENDENT AUDITORS'REPORT


To the Board of Directors
OCG Technology, Inc. and Subsidiaries
New York, New York


We have audited the accompanying consolidated balance sheet of OCG Technology, Inc. and Subsidiaries as of June 30, 2000, and the related consolidated statements of operations, cash flows and changes in shareholders' equity for the years ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express and opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OCG Technology, Inc. and Subsidiaries as of June 30, 2000, and the consolidated results of their operations and their cash flows for the years ended June 30, 2000 and 1999, in conformity with generally accepted accounting principles.

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

/s/Arthur Yorkes & Company
--------------------------
ARTHUR YORKES & COMPANY
Certified Public Accountants


October 10, 2000

                          OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                               Consolidated Balance Sheet

                                      June 30, 2000

                                ASSETS:
CURRENT ASSETS:
  Cash                                                 $      37,829
  Accounts receivable                                          7,025
  Receivable sale of business                                 39,908
  Other current assets                                        45,304
                                                       -------------
TOTAL CURRENT ASSETS                                         130,066

PROPERTY AND EQUIPMENT, net                                   77,656

CAPITALIZED SOFTWARE COSTS, net                              229,838

OTHER ASSETS                                                   4,972
                                                       -------------
                                                       $     442,532
                                                       =============

                 LIABILITIES AND SHAREHOLDERS' EQUITY:

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                $      46,605
  Note payable - related party                                50,000
                                                       -------------
TOTAL CURRENT LIABILITIES                                     96,605
                                                       -------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, 1,000,000 shares authorized;
    Series E Preferred Stock, $.10 par value,
     100,000 shares issued and outstanding                    10,000
  Common stock, 50,000,000 shares authorized;
   $.01 par value, 32,175,557 shares outstanding;
   30,569,057 shares issued                                  321,755
  Additional paid-in-capital                              24,391,201
  Accumulated deficit                                    (23,958,529)
  Stock subscriptions receivable                            (356,000)
                                                       -------------
                                                             408,427
    Less: Treasury stock, at cost (12,500 shares)            (62,500)
                                                       -------------
TOTAL SHAREHOLDERS' EQUITY                                   345,927
                                                       -------------
                                                       $     442,532
                                                       =============


                      See notes financial statements

                                         F-2



                           OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                           Consolidated Statement of Operations

                           For the years ended June 30,

                                                                 2000             1999
                                                            -------------     -------------
REVENUES                                                    $      79,412     $      18,957
                                                            -------------     -------------
COSTS AND EXPENSES:
  Cost of sales                                                         -             1,364
  Marketing, general and administrative                           477,264           796,952
  Depreciation and amortization                                    86,174           144,440
  Write-off of capitalized software costs                               -           199,314
  Product development costs                                       362,152           203,973
  Interest income - net                                            (1,730)           (5,327)
                                                            -------------      ------------
TOTAL COSTS AND EXPENSES                                          923,860        1,340,716
                                                            -------------      ------------
LOSS FROM CONTINUING OPERATIONS                                  (844,447)       (1,321,759)

DISCONTINUED OPERATIONS:
  Profit(loss) from operations of Mooney Edwards                   16,707           (72,136)
  Income from sale of business                                    341,180                 -
                                                            -------------       -----------
										      347,887           (72,136)
NET LOSS                                                    $    (486,560)      $(1,393,895)
                                                            =============       ===========
BASIC AND FULLY DILUTED NET LOSS PER SHARE
  Continuing operations                                     $        (.03)      $      (.05)
  Discontinued operations                                            (.01)                -
                                                            -------------       -----------
                                                            $        (.02)      $      (.05)
                                                            =============       ===========
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                           31,223,399        29,862,525
                                                            =============       ===========


                             See notes financial statements

                                          F-3

                                          OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                         FOR THE YEARS ENDED JUNE 30, 2000 AND 1999


                 Preferred Stock     Common stock       Additional
                    $.10 par           $.01 par           Paid-in    Accumulated  Subscription  Treasury
                  Shares  Amount    Shares    Amount      Capital      Deficit    Receivable     Stock       Total
Balance at
 June 30, 1998   100,000 $10,000  29,828,224  $298,282  $23,542,486  $(22,078,074) $(529,750) $(62,500)  $ 1,180,444

Issuance of
 stock for
 services           -       -         50,000       500       18,000        -           -          -           18,500

Issuance of
 warrants
 for services       -       -         -           -         199,874        -           -          -          199,874

Sale of stock
 and conversion
 of warrants        -       -        703,333     7,033      191,217        -           -          -          198,250

Collection
 of stock
 subscription
 receivable         -       -         -           -            -           -         168,750      -          168,750

Net loss            -       -         -           -            -       (1,393,895)     -          -       (1,393,895)
                  ------  -----   ----------  --------  -----------   ------------  --------   -------    -----------
Balance at
 June 30, 1999   100,000 $10,000  30,581,577  $305,815  $23,951,577  $(23,471,969) $(361,000) $(62,500)  $   371,923

Issuance of
 stock for
 services           -       -        200,000     2,000       81,180        -           -          -           83,180

Issuance of
 warrants
 for services       -       -         -           -          24,000        -           -          -           24,000

Sale of stock
 and conversion
 of notes
 payable            -       -      1,394,000    13,940      334,444        -           -          -          348,384

Collection
 of stock
 subscription
 receivable         -       -         -           -            -           -           5,000      -            5,000

Net loss            -       -         -           -            -         (486,560)     -          -         (486,560)
                 ------- -------  ----------  --------  -----------   ------------  --------   -------    -----------
Balance at
 June 30, 2000   100,000 $10,000  32,175,557  $321,755  $24,391,201  $(23,958,529) $(356,000) $(62,500)  $   345,927
                 ======= =======  ==========  ========  ===========  ============= ========== =========  ===========

                                   See notes financial statements.

                                  OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                                  Consolidated Statement of Cash Flows

                                     For the years ended June 30,


                                                                2000            1999
                                                            -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                   $  (486,560)    $(1,393,895
                                                            -----------     -----------
 Adjustments to reconcile net loss to net cash
   used in operating activities:
       Gain on sale of subsidiary                              (341,180)              -
       Depreciation and amortization                             86,174         143,135
       Gain from sale of discontinued operations                (16,707)
       Write-off of capitalized software                              -         199,314
       Issuance of stock and warrants for services
          and other expenses                                    144,564         137,684
Changes in operating assets and liabilities:
     (Increase) decrease in:
       Accounts receivable                                        1,443         (30,694)
       Receivable sale of business                               (9,487)              -
       Prepaid expenses and other assets                        148,675)        (16,891)
       Other assets                                              (1,792)        106,364
     (Decrease) increase in:
       Accounts payable and accrued expenses                     (6,984)        (24,317)
       Due to affiliate                                         (10,500)          3,500
       Due to officer                                           (15,122)         (9,120)
       Note payable - related party                              38,655               -
                                                            -----------     -----------
   Total adjustments                                             17,739         508,975
                                                            -----------     -----------
   Net cash used in operating activities                       (468,821)       (884,920)
                                                            -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                           (14,807)        (31,495)
  Capitalized software development costs                       (255,838               -
  Proceeds from sale of business                                357,887               -
                                                            -----------     -----------
            Net cash provided by investing activities            87,242         (31,495)
                                                            -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                              -         198,250
  Collection of stock subscription receivable                     5,000         346,250
  Proceeds from issuance of notes payable                       311,000               -
                                                            -----------     -----------

   Net cash provided by financing activities                    316,000        544,500
                                                            -----------     -----------
NET (DECREASE) INCREASE IN CASH                                 (65,579)       (371,915)

CASH, BEGINNING OF YEAR                                         103,408         475,323
                                                            -----------     -----------
CASH, END OF YEAR                                           $    37,829     $   103,408
                                                            ===========     ===========
Supplemental disclosures:


                        See notes to financial statements

                        OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                        Consolidated Statement of Cash Flows

                           For the years ended June 30,


                                                          2000       1999
                                                        -------    -------
Supplemental disclosure of cash flows information:

     Interest Paid                                      $   596    $     -
                                                        =======    =======

Supplemental disclosure:

     Non-cash investing and financing activities:

	   During the year thecompany converted $311,000 of notes payable interest 1,244,000 shares of common stock.

	   For services rendered during the year the company issued an additional 350,000 shares of common stock.



                         See notes financial statements.
                                    F-6

                    OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 2000 AND 1999





  1. Summary of significant accounting policies:

        Business:

        OCG Technology, Inc. ("OCG") together with its subsidiaries is engaged in the development, marketing, and distribution of software and diagnostic products for the healthcare industry.

        In the fourth quarter of fiscal 1999, OCG completed a strategic reappraisal of its business. This reappraisal refocused OCG's efforts with respect to PrimeCare Systems, Inc. ("PSI") and the deployment of its PrimeCare Patient Management System (the "System") from an in-house legacy system to a state of the art, Internet based solution. The System now enable patients to provide their care providers with their medical history through secure Internet. Additionally, in April 1999, OCG launched a new website, YourOwnHealth.com. This site facilitates consumer access to quality medical information. OCG expects to generate revenues from its Internet businesses through advertising and sponsorship. In fiscal 1999, OCG wrote-off $199,314 of previously capitalized software costs associated with the legacy system.

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

        Basis of Presentation:

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

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999





  1. Summary of significant accounting policies:  (continued)

        Principles of consolidation:

        The consolidated financial statements include the accounts of OCG and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

        Use of estimates:

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

        Property, equipment and depreciation:

        Property and equipment are stated at cost. Machinery and equipment and equipment held under fee for service arrangements are being deprecated on a straight-line basis over their estimated useful life of five (5) years.

        Capitalized software costs:

        OCG has capitalized software costs for their existing programs that have reached the technological feasibility status.

        Revenue recognition:

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

                       OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999





  1. Summary of significant accounting policies:  (continued)

        Net loss per share:

        OCG has adopted Statement of Financial Accounting Standards No. 128 ("FAS 128") that requires the reporting the reporting of both basic and diluted earnings per share. Basic net loss per share is computed by dividing net loss available to common shareowners by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the fully diluted loss per share calculation for 2000 and 1999 because their effect would be antidilutive.

        Accounting for stock based compensation:

        OCG has chosen to adopt the disclosure requirements of Statement of Financial Accounting Standards No. 123, ""Accounting for Stock-Based Compensation" ("SFAS 123"), and to continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, OCG has not recognized compensation expense with respect to such awards because the exercise price of options and warrants granted to employees has approximated the fair market value of the common stock at the respective grant dates.

        Research and development:

        Research and development costs are expensed as incurred.

        Cash:

        OCG considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2000 and 1999.

     Net assets held for sale:

        In July 1999, OCG sold the net assets of Mooney Edwards for approximately $400,000.

                     OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           JUNE 30, 2000 AND 1999





  2. Net assets held for sale:  (continued)

        The following summarizes the results of operations for the two years ended June 30, 1999 and 1998 for Mooney Edwards:

                                            2000          1999
                                        ------------  ----------
            Net sales                   $     72,623  $  994,650
                                         -----------  ----------
            Cost of sales                     17,318     490,417
            Operating expenses                38,598     576,368
                                         -----------  ----------
               Total expense                  55,916   1,066,785

            Net profit (loss)           $     16,707  $  (72,135)
                                        ============  ===========

  3. Property and equipment:

        Property and equipment consists of the following:

                                                                   2000             1999
                                                             -----------     -----------
        Equipment held under fee for service arrangements    $   366,675     $   366,675
        Machinery and equipment                                  290,329         275,522
                                                              ----------      ----------
                                                                 657,004         642,197
            Less:  Accumulated depreciation                      579,348         519,174
                                                             -----------      ----------
                                                             $   77,656       $  123,023
                                                             ===========      ==========

            Depreciation expense was $60,174 and $62,052 for the years ended
            June 30, 2000 and 1999, respectively.

  4. Note payable   related party:

        Note payable is to a relative of an Officer and Director of OCG, is unsecured, due on demand, and bears interest at 2% above the prime rate per annum.

                        OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999


  5. Shareholders' equity:

        Preferred stock:

        On July 12, 1984, the shareholders of OCG approved the creation of a class of 1,000,000 shares of preferred stock, and authorized the Board of Directors to establish and designate the number of shares and relative rights, preferences and limitations of such preferred stock.

        Series E Preferred Stock:

        In June 1992, the Board of Directors designated 100,000 shares of Preferred Stock as Series E Preferred Stock. These shares were issued in conjunction with the acquisition of Mooney Edwards. These shares:
     (i) are non-convertible with the right to vote on the same basis as the holders of OCG's common stock, (ii) may be redeemed in whole or in part at the option of OCG at a price of $30 per share plus all accrued and unpaid dividends thereon, and, (iii) have the right to dividends which are not cumulative and are limited to a fraction of all cash dividends declared and to be distributed by OCG to all classes of its shareholders in any fiscal year, the (A) numerator of which shall be an amount equal to fifty (50%) percent of the net profits of Mooney Edwards for the prior fiscal year; and the (B) denominator of which shall be the sum of the net profits of OCG (including those of Mooney Edwards) for such prior fiscal year, and no more. No dividends to Series E Preferred shareholders were due at June 30, 2000 and 1999 (see Footnote 9 regarding sale of Mooney Edwards).

        Common stock:

        In fiscal 2000 OCG sold 1,394,000 shares of common stock in private placements for $348,384.

        In fiscal 1999, OCG sold 703,333 shares of common stock in private placements for $198,250.

        In Fiscal 2000, OCG issued 200,000 shares of common stock for services rendered.

        In fiscal 1999, OCG issued 50,000 shares of common stock to a former employee in connection with the termination of his employment agreement.

  5. Shareholders' equity:  (continued)

        Stock subscriptions receivable:

        Demand notes receivable of $356,000 is outstanding at June 30, 2000. These notes were issued to various individuals including Officers and Directors of OCG in connection with their fiscal 1998 exercise of warrants for the purchase of common stock and are collateralized by common stock of OCG owned by these individuals.

                     OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           JUNE 30, 2000 AND 1999



        Warrants:

        OCG accounts for warrants granted to employees and directors under APB No. 25. Had compensation costs of these warrants been determined consistent with SFAS No. 123, OCG's consolidated net loss and net loss per have would have been as follows:

                                                     2000           1999
                                                 -----------   -----------

            Net loss as reported                 $ (486,560)   $(1,393,895)
            Net loss pro forma                     (781,040)    (1,788,775)
            Primary loss per share as reported         (.02)          (.05)
            Primary loss per share pro forma           (.03)          (.06)

        The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts.

        All transactions with individuals other than those considered employees, as set forth within the scope of APB No. 25, have been accounted for under the provisions of SFAS No. 123 during fiscal 2000 and 1999.

        The fair value of each warrant grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions:

                                                      2000          1999
                                                     ------        ------

            Risk-free interest rate                  5.922%       5.075%
            Expected dividend yield                      -            -
            Expected lives                               3             3
            Expected stock price volatility            155%          139%

                        OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              JUNE 30, 2000 AND 1999


  5. Shareholders' equity:  (continued)

        Warrants:  (continued)

        Warrants issued for services generally vest immediately. Warrant activity for the years ended June 30, 2000 and 1999 is summarized as follows:

                                                   2000        1999
                                                ---------    ---------
            Outstanding at beginning of year    5,896,000    4,104,000
            Warrants granted                    1,227,000    2,162,000
            Warrants exercised                          -     (150,000)
            Warrants canceled                  (2,434,000)    (220,000)
                                                ----------   ----------
            Outstanding at end of year          4,689,000    5,896,000
                                                ==========   ==========

        OCG issued warrants for the following:

                                                    Exercise
                                  Warrants            Price       Warrants

      2000
      Non-compensatory:
      Employees and directors     1,227,000           $.47               -
                                  ---------                     ----------
                                  1,227,000                     $        -
                                  =========                     ==========
      1999
      Compensatory:
      Related party rent            200,000           $.47      $   57,911
      Consultants                   465,000           $.47         119,085

      Non-compensatory:
      Employees and directors     1,372,000         $.47 - $.65          -
                                  ----------                      ---------
                                  2,037,000                     $   176,996

                          OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               JUNE 30, 2000 AND 1999





  5. Shareholders' equity:  (continued)

        Warrants:  (continued)

        At June 30, 2000, 4,689,000 shares of OCG common stock were reserved for future issuance with respect to the following warrants:

            Expiration                       Exercise Price     Common Shares
            ----------                       --------------     -------------
            July 2000  March 2001           $.49 - $.77            90,000
            July 2000                               $.65            60,000
            November 2000                           $.72           150,000
            January 2001                            $.80           100,000
            March 2001                              $.65           980,000
            October 2001                           $1.00            20,000
            November 2001   June 2002        $.26 - $.49            50,000
            December 2001                           $.65           150,000
            April 2002                              $.40           100,000
            June 2002                               $.47         1,762,000
                                                                 ---------
                                                                 4,689,000
                                                                ===========
  6. Commitments and contingencies:

        In September 1995, PSI entered into a consulting agreement with a major health care provider (the "Consultant") to provide advise for changes necessary to assure the medical content of the System is current and accurate and meets the criteria of currently accepted clinical practice. The Consultant will also be furnishing and/or updating physician and patient educational materials, additional diagnostic and follow-up programs and algorithms, appropriate practice guidelines and suggesting changes and/or additions to diagnostic and follow-up programs.
     PSI has agreed that the compensation of the Consultant will be 15% of the gross revenues actually received and collected by PSI from users of the System.

  7. Income taxes:

        At June 30, 2000, OCG had net operating loss carryforwards of approximately $14,547,000 which will expire at various dates from 2001 through 2020subject to certain limitations. The deferred tax asset arising from net operating loss carryforwards are offset by a 100% valuation allowance due to the uncertainty as to their realization.

        OCG has entered into numerous equity transactions which may significantly limit the utilization of these net operating losses, pursuant to Internal Revenue Code Section 382. OCG has not performed a study to determine the effects of Section 382, and accordingly is unable to determine the annual limitations which may be imposed pursuant to Section 382.

                     OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           JUNE 30, 2000 AND 1999





  8. Related party transactions:

    A. Certain OCG officers received 410,000 warrant at an exercise price of $.47 per share. These warrants expire July 2002.

    B. Certain of OCG's officers serviced without cash compensation for the years ended June 30, 2000 and 1999.

    C. In fiscal 2000 and 1999, OCG issued 200,000 warrants at exercise price is of $.47 and $.65 per share to rent office space from an entity controlled by a relative of an officer.
       Respectively, OCG recorded rent expense of $40,388 for the year ended June 30, 1999 (see Note 5).

    D. Mooney Edwards leases its office space on a month to month basis, from partnership in which the officers of Mooney Edwards have an ownership interest. Rent expense under this lease for the years ended June 30, 1999 was $18,602 (see Note 2).

  9. Subsequent events:

     Internet service agreement:

     In July 2000, the company entered into an Internet service agreement with a medical center for the use of its medical websites. Through use of these websites, OCG expects to receive advertising revenue from its advertisers. The company has entered into a revenue sharing agreement whereby the medical center will receive 30% of all advertising revenues.


     Sale of subsidiary:

     OCG is contemplating the retirement of the preferred stock issue with the sale of the Mooney Edwards subsidiary.