Form 10KSB/A
period 2000-06-30
OCG TECHNOLOGY INC
filed 2000-10-23
CIK 73779

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-KSB/A


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

     Notes to Consolidated Financial Statements            F-7



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

                                PART III

Item 9.  Directors and Executive Officers of the Registrant.
         ---------------------------------------------------

     The directors and executive officers of OCGT are:

     Name                  Age                      Position
-----------------          ---                  ----------------------
Edward C. Levine           73                   President and Director

Jarema S. Rakoczy          58                   Vice President and Director

Jeffrey P. Nelson          56                   Secretary and Director



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


/s/ Edward C. Levine     President and Director            October 13, 2000
--------------------      (Principal Executive,
  Edward C. Levine        Financial and
                          Accounting Officer)



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


/s/ Jarema S. Rakoczy    Vice President and Director       October 13, 2000
---------------------
  Jarema S. Rakoczy

ARTHUR YORKES & COMPANY
Certified Public Accountants
15 West 39th Street
New York, New York 10018



                   INDEPENDENT AUDITORS' REPORT


To the Board of Directors
OCG Technology, Inc. and Subsidiaries
New York, New York


We have audited the accompanying consolidated balance sheet of OCG Technology, Inc. and Subsidiaries as of June 30, 2000, and the related consolidated statements of operations, cash flows and changes in shareholders' equity for the year ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of OCG Technology, Inc. and Subsidiaries as at June 30, 1999 were audited by other auditors whose report dated October 12, 1999, on those statements included an explanatory paragraph that described the going concern uncertainty relating to recurring losses from operations discussed in
Note 1 to the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OCG Technology, Inc. and Subsidiaries as of June 30, 2000, and the consolidated results of their operations and their cash flows for the year ended June 30, 2000, in conformity with generally accepted accounting principles.

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

New York,New York
October 10, 2000

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
                                                       =============


                     See notes to consolidated financial statements.

                                         F-2



                           OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                           Consolidated Statements of Operations

                           For the years ended June 30,

                                                                 2000             1999
                                                            -------------     -------------
REVENUES                                                    $      79,412     $      18,957
                                                            -------------     -------------
COSTS AND EXPENSES:
  Cost of sales                                                         -             1,364
  Marketing, general and administrative                           477,264           796,952
  Depreciation and amortization                                    86,174           144,440
  Write-off of capitalized software costs                               -           199,314
  Product development costs                                       362,152           203,973
  Interest income - net                                            (1,731)           (5,327)
                                                            -------------      ------------
TOTAL COSTS AND EXPENSES                                          923,859         1,340,716
                                                            -------------      ------------
LOSS FROM CONTINUING OPERATIONS                                  (844,447)       (1,321,759)

DISCONTINUED OPERATIONS:
  Profit(loss) from operations of Mooney Edwards                   16,707           (72,136)
  Income from sale of business                                    341,180                 -
                                                            -------------       -----------
                                                                  357,887           (72,136)
NET LOSS                                                    $    (486,560)      $(1,393,895)
                                                            =============       ===========
BASIC AND FULLY DILUTED NET LOSS PER SHARE
  Continuing operations                                     $        (.03)      $      (.05)
  Discontinued operations                                            (.01)                -
                                                            -------------       -----------
                                                            $        (.02)      $      (.05)
                                                            =============       ===========
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                           31,223,399        29,862,525
                                                            =============       ===========


                   See notes to consolidated financial statements.

                                          F-3

                                          OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

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
                 ======= =======  ==========  ========  ===========  ============= ========== =========  ===========

                           See notes to consolidated financial statements.

                                  OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                                  Consolidated Statements of Cash Flows

                                     For the years ended June 30,


                                                                2000            1999
                                                            -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                   $  (486,560)    $(1,393,895)
                                                            -----------     -----------
 Adjustments to reconcile net loss to net cash
   used in operating activities:
       Gain on sale of subsidiary                              (341,180)              -
       Depreciation and amortization                             86,174         143,135
       Gain from sale of discontinued operations                (16,707)              -
       Write-off of capitalized software                              -         199,314
       Issuance of stock and warrants for services
          and other expenses                                    144,564         137,684
Changes in operating assets and liabilities:
     (Increase) decrease in:
       Accounts receivable                                        1,443         (30,694)
       Receivable sale of business                               (9,487)              -
       Prepaid expenses and other assets                        148,675)        (16,891)
       Other assets                                              (1,792)        106,364
     (Decrease) increase in:
       Accounts payable and accrued expenses                     (6,984)        (24,317)
       Due to affiliate                                         (10,500)          3,500
       Due to officer                                           (15,122)         (9,120)
       Note payable - related party                              38,655               -
                                                            -----------     -----------
   Total adjustments                                             17,739         508,975
                                                            -----------     -----------
   Net cash used in operating activities                       (468,821)       (884,920)
                                                            -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                           (14,807)        (31,495)
  Capitalized software development costs                       (255,838               -
  Proceeds from sale of business                                357,887               -
                                                            -----------     -----------
           Net cash provided by investing activities             87,242         (31,495)
                                                            -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                              -         198,250
  Collection of stock subscription receivable                     5,000         346,250
  Proceeds from issuance of notes payable                       311,000               -
                                                            -----------     -----------

           Net cash provided by financing activities            316,000         544,500
                                                            -----------     -----------
NET (DECREASE) INCREASE IN CASH                                 (65,579)       (371,915)

CASH, BEGINNING OF YEAR                                         103,408         475,323
                                                            -----------     -----------
CASH, END OF YEAR                                           $    37,829     $   103,408
                                                            ===========     ===========
Supplemental disclosures:


                      See notes to consolidated financial statements.

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
                                                        =======    =======

Supplemental disclosure:

     Non-cash investing and financing activities:

	   During the year the company converted $311,000 of notes payable into 1,244,000 shares of common stock.

	   For services rendered during the year the company issued an additional 350,000 shares of common stock.



                See notes to consolidated financial statements.
                                    F-6

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

                       OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999





  1. Summary of significant accounting policies:  (continued)

        Net loss per share:

        OCG has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128") that requires the reporting of both basic and diluted earnings per share. Basic net loss per share is computed by dividing net loss available to common shareowners by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the fully diluted loss per share calculation for 2000 and 1999 because their effect would be antidilutive.

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

                     OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           JUNE 30, 2000 AND 1999





  2. Net assets held for sale:  (continued)

        The following summarizes the results of operations for the two years ended June 30, 2000 and 1999 for Mooney Edwards:

                                            2000          1999
                                        ------------  ----------
            Net sales                   $     72,623  $  994,650
                                        ------------  ----------
            Cost of sales                     17,318     490,417
            Operating expenses                38,598     576,368
                                        ------------  ----------
               Total expense                  55,916   1,066,785
                                        ------------  ----------
            Net profit (loss)           $     16,707  $  (72,135)
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

  4. Note payable - related party:

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

        Series E Preferred Stock:

        In June 1992, the Board of Directors designated 100,000 shares of Preferred Stock as Series E Preferred Stock. These shares were issued in conjunction with the acquisition of Mooney Edwards. These shares:
     (i) are non-convertible with the right to vote on the same basis as the holders of OCG's common stock, (ii) may be redeemed in whole or in part at the option of OCG at a price of $30 per share plus all accrued and unpaid dividends thereon, and, (iii) have the right to dividends which are not cumulative and are limited to a fraction of all cash dividends declared and to be distributed by OCG to all classes of its shareholders in any fiscal year, the (A) numerator of which shall be an amount equal to fifty (50%) percent of the net profits of Mooney Edwards for the prior fiscal year; and the (B) denominator of which shall be the sum of the net profits of OCG (including those of Mooney Edwards) for such prior fiscal year, and no more. No dividends to Series E Preferred shareholders were due at June 30, 2000 and 1999 (see
     Note 9 regarding sale of Mooney Edwards).

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

                        OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              JUNE 30, 2000 AND 1999


  5. Shareholders' equity:  (continued)

        Warrants:  (continued)

        Warrants issued for services generally vest immediately. Warrant activity for the years ended June 30, 2000 and 1999 is summarized as follows:

                                                   2000        1999
                                                ---------    ---------
            Outstanding at beginning of year    5,896,000    4,104,000
            Warrants granted                    1,227,000    2,162,000
            Warrants exercised                          -     (150,000)
            Warrants canceled                  (2,434,000)    (220,000)
                                                ---------    ---------
            Outstanding at end of year          4,689,000    5,896,000
                                                =========    =========

        OCG issued warrants for the following:

                                                    Exercise      Value of
                                  Warrants            Price       Warrants

      2000

      Non-compensatory:
      Employees and directors     1,227,000           $.47               -
                                  ---------                     ----------
                                  1,227,000                     $        -
                                  =========                     ==========
      1999

      Compensatory:
      Related party rent            200,000           $.47      $   57,911
      Consultants                   465,000           $.47         119,085

      Non-compensatory:
      Employees and directors     1,372,000       $.47 - $.65            -
                                  ---------                     ----------
                                  2,037,000                     $  176,996

                          OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               JUNE 30, 2000 AND 1999





  5. Shareholders' equity:  (continued)

        Warrants:  (continued)

        At June 30, 2000, 4,689,000 shares of OCG common stock were reserved for future issuance with respect to the following warrants:

            Expiration                       Exercise Price     Common Shares
            ----------                       --------------     -------------
            July 2000 - March 2001           $.49 - $.77            90,000
            July 2000                               $.65            60,000
            November 2000                           $.72           150,000
            January 2001                            $.80           100,000
            March 2001                              $.65           980,000
            October 2001                           $1.00            20,000
            November 2001 - June 2002        $.26 - $.49            50,000
            December 2001                           $.65           150,000
            April 2002                              $.40           100,000
            June 2002                               $.47         1,762,000
            July 2002                               $.47         1,227,000
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

  7. Income taxes:

        At June 30, 2000, OCG had net operating loss carryforwards of approximately $14,547,000 which will expire at various dates from 2001 through 2020 subject to certain limitations. The deferred tax asset arising from net operating loss carryforwards are offset by a 100% valuation allowance due to the uncertainty as to their realization.

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

    B. Certain of OCG's officers served without cash compensation for the years ended June 30, 2000 and 1999.

    C. In fiscal 1999, OCG issued 200,000 warrants at an exercise price of $.47 per share to rent office space from an entity controlled by a relative of an officer. OCG recorded rent expense of $40,388 for the year ended June 30, 1999.

    D. Mooney Edwards until July 1999 leased its office space on a month to month basis, from a partnership in which the officers of Mooney Edwards had an ownership interest. Rent expense under this lease for the year ended June 30, 1999 was $18,602 (see Note 2).

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