Form 10QSB
period 2000-09-30
OCG TECHNOLOGY INC
filed 2000-11-14
CIK 73779

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB

(Mark One)
 [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

                           For the quarterly period ended September 30, 2000
                                                          ------------------

     [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                      For the transition period from __________ to___________

                                         Commission file number  0-5186
                                                                ---------

                               OCG TECHNOLOGY, INC.
      ---------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)



               DELAWARE                                13-2643655
  --------------------------------            -------------------------------
 (State or other jurisdiction of             (IRS Employer Identification No.)
   incorporation or organization)


                   56 Harrison Street, New Rochelle, New York 10801
                   ------------------------------------------------
                       (Address of principal executive offices)


                                   (914) 576-8457
                             ---------------------------
                             (Issuer's telephone number)


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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Class                        Shares Outstanding at November 6, 2000
-----------------------------          --------------------------------------
Common Stock ($.01 par value)                      32,731,113 Shares

                        OCG TECHNOLOGY, INC. AND SUBSIDIARIES


                                     INDEX


PART I. - FINANCIAL  INFORMATION                              PAGE NUMBER


Consolidated Condensed Balance Sheets
September 30, 2000 and June 30, 2000                                1

Consolidated Condensed Statements of Loss for the
Three  Months Ended September 30, 2000 and 1999                     2

Consolidated Condensed Statements of Cash Flow for
the Three Months Ended September 30, 2000 and 1999                  3

Notes to Consolidated Condensed Financial Statements                4

Management's Discussion and Analysis of
Financial Condition and Results of Operations                       5


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                          7


                       OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                       CONSOLIDATED CONDENSED BALANCE SHEETS



                                            September 30, 2000      June 30, 2000
                                                (UNAUDITED)            (AUDITED)

ASSETS
Current Assets:
     Cash                                         $     50,132      $     37,829
     Accounts receivable                                 9,819             7,025
     Receivable, Sale of business                            0            39,908
     Other current assets                               21,782            45,304
                                                  ------------      ------------
Total current assets                                    81,733           130,066

Property and equipment, net of accumulated
     depreciation of:
           ($554,533)         ($542,190)                65,669            77,656

Capitalized software costs, net of
     accumulated amortization
           ($32,792)          ($26,000)                217,046           229,838

Other assets                                             4,972             4,972
                                                  ------------      ------------
             Total assets                         $    369,420      $    442,532
                                                  ------------      ------------


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses              31,677            46,605
     Notes Payable                                      85,000            50,000
                                                  ------------      ------------
             Total current liabilities                 116,677            96,605
                                                  ------------      ------------
Shareholders' equity: (Note 4)
     Preferred stock $.10 par value, Series E           10,000            10,000
     Common stock $.01 par value                       327,311           321,755
     Additional paid-in capital                     24,466,642        24,391,201
     Accumulated                                   (24,132,710)      (23,958,529)
     Stock subscriptions receivable                   (356,000)         (356,000)
                                                  ------------      ------------
                                                       315,243           408,427

     Less: treasury stock, at cost (12,500 shares)     (62,500)          (62,500)
                                                  ------------      ------------
             Total shareholders' equity                252,743           345,927
                                                  ------------      ------------

Total liabilities and shareholders' equity        $    369,420      $    442,532
                                                  ============      ============


See accompanying notes to consolidated condensed financial statements

                       OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                 Three Months Ended September 30,

                                                       2000               1999
Revenue:
     Sales                                        $    24,909        $     4,500
                                                  -----------        -----------

Costs and expenses:
     Marketing, general and administrative             43,513            129,610
     Depreciation and amortization                     25,135             14,625
     Product development costs                        130,922            139,784
     Interest - net                                      (476)              (531)
                                                  -----------        -----------
Total costs and expenses                              199,094            283,488
                                                  -----------        -----------

Loss from continuing operations                      (174,185)          (278,988)

Profit (loss) from discontinued operations                  0             16,707

Income from sale of business                                0            356,972
                                                  -----------        -----------
Net profit (loss)                                 $  (174,185)       $    94,691
                                                  ===========        ===========
Weighted average number of shares
 outstanding during the period                     32,320,485         30,718,514
                                                  ===========        ===========
Loss per Common Share                                  $(0.01)            $(0.01)
                                                  ===========        ===========


See accompanying notes to consolidated condensed financial statements


                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                             STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                Three Months Ended September 30,

                                                        2000              1999

Cash flows from operating activities:
    Net income (loss)                                   $(174,185)     $  94,691
                                                        ---------      ---------
    Adjustments to reconcile net income (loss)
            to net cash used in operating activities:
        Depreciation and amortization                      25,135         14,625
        Issuance of stock and warrants for services         6,000          6,000
        Amortization of Black Scholes valuation                 0         51,018
    Changes in assets and liabilities
        (Increase) decrease in receivables                 (2,794)      (400,512)
        Decrease in receivables (sale of business)         39,908              0
        (Increase) decrease in other current assets        23,522         (1,700)
        (Increase) decrease in property & equipment          (355)        (3,536)
        (Increase) decrease in accounts payable and
            accrued expenses                              (14,928)        26,229
                                                        ---------      ---------
                Total adjustments                          76,488       (307,876)
                                                        ---------      ---------

                Net cash used in operating activities     (97,697)      (213,185)
                                                        ---------      ---------

Cash flows from investing activities:
    Net deposit from sale of business                           0        296,667
                                                        ---------      ---------
        Net cash provided by investing activities               0        296,667
                                                        ---------      ---------
Cash flows from financing activities:
    Increase in notes payable                              35,000              0
    Proceeds from sale of common stock                     75,000         45,000
                                                        ---------      ---------
        Net cash provided by financing activities         110,000         45,000
                                                        ---------      ---------

Net increase (decrease) in cash                            12,303        128,482

Cash, beginning of period                                  37,829        103,408
                                                        ---------      ---------
Cash, end of period                                     $  50,132      $ 231,890
                                                        =========      =========

See accompanying notes to consolidated condensed financial statements

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)
1. In the opinion of the Company, (which, together with its subsidiaries, unless the context otherwise requires, is referred to as "OCGT"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2000 and the results of operations for the three months ended September 30, 2000 and 1999 and the statements of cash flows for the three months ended September 30, 2000 and 1999. The June
30, 2000 balance sheet has been derived from the Company's audited financial statements.

    The results of operations for the three months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year. While the Company believes that the disclosures presented are adequate to make the information not misleading,it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB.

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

4.  Capital Changes:

    During the three months ended September 30, 2000, for services rendered in accord with the terms of a consulting agreement, warrants were issued to purchase a total of 15,000 shares of the Company's common stock at exercise prices ranging between $0.15 to $0.25 per share with exercise dates of said warrants expiring between July 1 to September 1, 2003. The Company reflected a total expense of $6,000 for the three month period ending September 30, 2000.

    During the three months ended September 30, 2000, 555,556 shares of the Company's common stock were sold for $75,000 ($0.135 per share).

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

Results of Operations
---------------------
Total revenues increased $20,409 for the three months ended September 30, 2000 as compared to the same period for 1999 primarily as a result of the start of Internet products. The sales of OCG Technology, Inc. ("OCGT"), and Prime Care Systems, Inc ("PSI"), a subsidiary of OCGT, were $3,040 and $21,961 respectively, for the three months ended September 30, 2000.

Marketing, general and administrative expenses decreased $86,097 for the three months ended September 30, 2000 as compared to the same period for 1999 primarily as a result of the reduction in amortization as a result of the completion of the write off of the capitalized costs.

Liquidity and Capital Resources
-------------------------------
At September 30, 2000, OCGT had a current ratio of .7 to 1 compared to 4.61 to 1 as of September 30,1999. The net loss from operations for the three months ended September 30, 2000, was $174,185 of which loss non-cash charges of $51,057 accounted for 29% of the total loss from operations. OCGT has experienced recurring losses from operations and has been unable to provide sufficient working capital from operations and has relied on the sale of equity interests in OCGT, and the exercise of warrants and loans from shareholders to fund its operations. OCGT's auditors have included an explanatory paragraph regarding the ability of OCGT to continue as a "going concern".

Cash on hand and accounts receivable were $59,951 at September 30, 2000. OCGT also has $356,000 of demand notes due related to their exercise of warrants. In the past, OCGT's principal means of overcoming its cash shortfalls from operations was from the sale of OCGT's common stock. During the three months ended September 30, 1999, 555,556 shares of the Company's common stock were sold for $75,000 ($0.135 per share). Although, in the past, OCGT has been able to provide working capital through the sale of equity interests in OCGT and through the exercise of warrants, there can be no assurances that OCGT will succeed in its efforts.

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

PrimeCare Systems, Inc.(" PSI"), a Delaware corporation, was acquired by OCGT as of May 16, 1994. PSI owns all right, title and interest in the PrimeCare(TM) System, which is protected by copyrights. (Hereafter "OCGT" shall mean OCGT and/or PSI as the context requires). The PrimeCare(TM) System is a patient-physician-staff interactive, computer program that brings efficiencies to the patient/physician encounter while improving the standard of care and reducing costs. Patients interact directly with the PrimeCare(TM) System, during what is usually waiting time. A detailed patient history is obtained without taking any of the physician's time. Patients are seated at a computer and answer complaint-specific questions by using just the number keys to indicate answers that apply to them; no typing or computer skills are required. The software also has bilingual capabilities, allowing Spanish-speaking patients to interact in their preferred language. When the patient questionnaire is completed, the PrimeCare(TM) System creates a preliminary report for the physician to review before examining the patient. The preliminary report contains the patient's current problems, medications and allergies, all positive and significant negative subjective responses, vital signs and a list of the diagnostic considerations triggered by the patient's responses. By freeing up the time physicians would normally have to spend asking patient history questions and recording responses, the PrimeCare(TM) System permits physicians to see more patients in less time. The PrimeCare(TM) System is also easy for the physician to understand and use . The same simple key stroke process lets the physician document: his physical findings, his assessment, the treatment plan, the prescribed medications and select patient education materials. At the conclusion of the encounter a final report of the visit , patient educational materials, and prescriptions are printed for the patient.

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


The PrimeCare(TM) System requires continual: (1) updates of medical content; (2) additions and enhancements to expand the scope of the system; and (3) incorporation of advances in both hardware and software technology to maintain a "state of the art" system. The PrimeCare(TM) System utilizes Windows 95/98/NT operating systems and can use either Microsoft's SQL Server or Interbase as a database. It also contains an interface which enables the PrimeCare(TM)
System to communicate with other systems used in medical facilities. This provides a method for these systems to transfer information to the PrimeCare(TM) System, such as patient demographics and appointment scheduling. OCGT has also developed an interface to enable the PrimeCare(TM) System to transfer information (such as billing information including E&M codes, ICD9 codes and CPT codes) to these other systems. OCGT has ceased supporting its DOS version of the PrimeCare(TM) System.

OCGT has also completed other enhancements and features to the operation of the
PrimeCare(TM) System which include:  (1)   The addition of voice command
recognition capability to enable physicians to use voice commands instead of keystrokes or mouse clicks to document normal & abnormal physical findings, the assessment, select tests, treatment plan, prescriptions, drug interaction checks, patient education materials to be dispensed and schedule follow- up visits. (2) As an additional option, a touch screen may be used by the patient and physician instead of the key board, mouse or voice command recognition. All keystrokes, mouse clicks or voice commands are duplicated by the touch screen hardware and software.

The  PrimeCare(TM) System is marketed primarily through the following business
models: (a)   recruitment of value added resellers ("VARs") and authorized dealers; (b) direct sales to large at-risk healthcare entities; and (c) private labeling opportunities. The type of distributors sought by OCGT are those who currently sell, install and service medical office and billing systems to medical facilities. In addition, exhibiting the PrimeCare(TM) System and CodeComplier(TM) at selected health care industry conventions is a component of the marketing and sales program. VARs, who sell, install, and service, billing systems to medical facilities, have agreed to market the PrimeCare(TM) System. However, no assurances can be given that OCGT's marketing plan will succeed.

OCGT markets the PrimeCare(TM) System as a service, on a pay for use basis, with a maximum charge of $2.00 per patient visit. This charge per patient visit has been increased from $1.50. This marketing method eliminates a significant financial commitment to purchase the software, plus monthly maintenance charges for updates, and ties the cost directly to use. Physician users have stated that the financial benefits derived by the physician from use of the PrimeCare(TM) System exceeds the $2.00 cost per patient visit. According to the American Medical Association, there are over 650,000 physicians in the U.S. creating a very large potential market for the System. OCGT estimates that as many as 250,000 of these physicians could use the PrimeCare(TM) System routinely.

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

OCGT has developed CodeComplier(TM) a software program which computes the Evaluation and Management billing codes ("E&M code") required by the Health Care Finance Administration and other third party payors. Designed to be used in conjunction with the PrimeCare(TM) System, CodeComplier(TM) takes the guess work out of E&M compliance. As each item of information is entered into and collected by the PrimeCare(TM) System during the patient encounter, the CodeComplier(TM) organizes the data in the proper classification and using the most current HCFA guidelines, automatically calculates the applicable E&M code with a detailed audit trail and report. Since the CodeComplier(TM) automatically calculates the applicable E&M code from data collected by the PrimeCare(TM) System during the patient encounter, it totally eliminates the time and effort which would otherwise be required by physician office personnel to complete this task. The marketing strategy is to offer the CodeComplier(TM) to medical facilities interested in the PrimeCare(TM)
System. OCGT markets the CodeComplier(TM) as a service, on a pay for use basis, with a maximum charge of $1.00 per patient visit. This pricing method conforms to OCGT's philosophy of tying the product's cost directly to its use. OCGT believes that the saving in labor costs and other financial benefits derived by the physician from use of the CodeComplier(TM) far exceeds the $1.00 cost per patient visit. OCGT believes that CodeComplier very marketable because it eliminates these problems. However, no assurances can be given that OCGT's marketing plan will succeed.

Revenue Opportunities.
---------------------
OCGT's revenues are primarily derived from marketing the products of its wholly owned subsidiary, PrimeCare Systems, Inc.(" PSI"), a Delaware corporation. (Hereafter "OCGT" shall mean OCGT and/or PSI as the context requires). OCGT, through PSI, has developed, markets, updates and expands the PrimeCare(TM) Patient Management System (the "PrimeCare(TM) System"), PrimeCareOnTheWeb.com, YourOwnHealth.com, YourOwnDoctor.com and DeniseAustin.com, all of which are protected by copyrights. All of PSI's Web products, other than DeniseAustin.com, are centered on parts of the PrimeCare(TM) System.

OCGT believes that the segment of the healthcare market which is capable of generating the greatest revenues is through use of its Web sites by outpatient physicians and their patients. OCGT's Web products provide significant benefits to physicians, most of which are described above. In addition, industry sources state that on average, a primary care physician sees between 25 and 30 patients per day and practices on average 20 days per month. Assuming 25 patient visits per day, a primary care physician, practicing 20 days per month, conducts between 500 patient visits per month. Thus, the estimated potential annual use of PrimeCareOnTheWeb(TM) per physician is 6,000 patient visits. This creates a potentially very large market for our products. We developed PrimeCareOnTheWeb(TM) to reach this market. Rather than charge the physician for the product, we provide the service without charge. We rely on the sale of advertising space to pharmaceutical companies and other health care related companies to generate revenues. Each page has been designed with space for seven advertisements or impressions. Assuming impressions are sold at the rate of $20 per thousand or $0.02 per impression, since Questionnaires average 25 pages, revenue per questionnaire would be $3.50 (14 cents x 25). Assuming that advertising revenues per completed Questionnaire average $3.50, it is estimated that each 1,000 medical providers that routinely use PrimeCareOnTheWeb(TM) on 75% of their patients could result in annual advertising revenues in excess of $15,000,000 (4,500 patients x $3.50 x 1,000). To reach the physician, we are targeting and will enter into revenue share agreements with physician groups, clinics, hospitals and other medical services organizations (collectively, Provider Organizations") who agree to market OCGT's products to their physicians.

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

An article published by the Wharton School of the University of Pennsylvania titled On the Net, RX-rated beats X-rated stated "Pharmaceutical companies
       ----------------------------------
currently spend $2 billion in direct-to-consumer advertising. Johnson &
Johnson has said it will move 40 percent of its ad budget to the Internet. If everyone moves 40 percent to the Internet, that's almost $1 billion. This could allow many of these online health care content sites to continue offering free information to consumers."

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

Business to Business Internet Services Agreements - Under this type of agreement, OCGT grants a license to a business (the "User") to link to one or more of OCCT's Web Sites. The User markets OCGT's Web Sites to its visitors and shares in advertising revenues earned by OCGT from use of the Sites by the User's visitors.

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

Regional Sponsorships - A regional sponsor is generally a hospital that links to YourOwnHealth.com. When a visitor logs on to YourOwnHealth.com from a zip code allocated to a Sponsor Hospital, each page displays the logo and name of the Hospital as the Sponsor. This type of arrangement affords two possible revenue sources. The link from the Sponsor's Web Site generates visitors to YourOwnHealth.com. Additionally, revenues can be generated through Sponsor fees. However, since we are now offering a share of the advertising revenues to hospitals for marketing the OCGT Web sites to their physicians, hospitals may opt to go this route.

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


                      PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits
              Exhibit 27. - Financial Data Schedule

        (b)  Reports on Form 8-K

    A Report on Form 8-K, Item 4, was filed on July 25, 2000, regarding a letter received from Dalessio, Millner & Leben, LLP, OCGT's independent accountants, advising OCGT that they would not be available to audit the books and records of OCGT for the fiscal year end June 30, 2000.

    A Report on Form 8-K, Item 4, was filed on September 22, 2000 regarding the engagement of Arthur Yorkes & Company as OCGT's new independent accountants as of September 21, 2000.

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


DATED: November 14, 2000