Form 10QSB
period 2000-12-31
OCG TECHNOLOGY INC
filed 2001-02-13
CIK 73779

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB


(Mark One)
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             For the quarterly period ended December 31, 2000

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


                              (914) 576-8457
                         --------------------------
                        (Issuer's telephone number)


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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Class                        Shares Outstanding at February 1, 2001
----------------------------           --------------------------------------
Common Stock ($.01 par value)                    34,793,613 Shares

                        OCG TECHNOLOGY, INC. AND SUBSIDIARIES


                                        INDEX


                                                                 PAGE NUMBER
                                                                 -----------
PART I. - FINANCIAL  INFORMATION
--------------------------------

Item 1. Financial Statements

        Consolidated Condensed Balance Sheets
        December 31, 2000 and June 30, 2000                            1

        Consolidated Condensed Statements of Loss for
        the Three Months and Six Months Ended
        December 31, 2000 and 1999                                     2

        Consolidated Condensed Statements of Cash Flows for
        the Six Months Ended December 31, 2000 and 1999                3

        Notes to Consolidated Condensed Financial Statements           4

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                  5


PART II. - OTHER INFORMATION
----------------------------

Item 6. Exhibits and Reports on Form 8-K                              10


                        				OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                        				CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                DECEMBER 31, 2000  JUNE 30, 2000
ASSETS                                                             (UNAUDITED)         (AUDITED)
Current Assets:

        Cash                                                    $     62,541       $     37,829
        Accounts receivable                                                0              7,025
        Receivable, Sale of business                                       0             39,908
        Other current assets                                           2,219             45,304
                                                                -------------      -------------
        Total current assets                                          64,760            130,066

Property and equipment, net of accumulated depreciation of
          ($562,298)           ($482,020)                             57,907             77,656

Capitalized software costs, net of accumulated amortization of
          ($51,584)            ($26,000)                             204,254            229,838

Other assets                                                           4,972              4,972
                                                                -------------      -------------
        Total assets                                            $    331,893       $    442,532
                                                                =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Accounts payable and accrued expenses                   $     28,428       $     46,605
        Notes Payable                                                 85,000             50,000
                                                                -------------      -------------
        Total current liabilities                                    113,428             96,605
                                                                -------------      -------------

Shareholders' equity: (Note 4)
        Preferred stock $.10 par value, Series E                      10,000             10,000
        Common stock $.01 par value                                  347,936            321,755
        Additional paid-in capital                                24,617,020         24,391,201
        Accumulated Deficit                                      (24,337,991)       (23,958,529)
        Stock subscriptions receivable                              (356,000)          (356,000)
                                                                -------------      -------------
                                                                     280,965            408,427
        Less treasury stock, at cost (12,500 shares)                 (62,500)           (62,500)
                                                                -------------      -------------
        Total shareholders' equity                                   218,465            345,927
                                                                -------------      -------------
Total liabilities and shareholders' equity                      $    331,893       $    442,532
                                                                =============      =============


See accompanying notes to consolidated condensed financial statements

                                              -1-


                             OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                          (UNAUDITED)


                             THREE MONTHS ENDED DECEMBER 31,  SIX MONTHS ENDED DECEMBER 31,

                                    2000          1999               2000         1999

Revenue:
     Sales                     $   24,909     $   25,500         $   25,730   $   30,000
                               ----------     ----------         ----------   ----------

Costs and expenses:
     Marketing, general and
         administrative            43,513        132,295            100,244      287,777

     Depreciation and
         amortization              25,135         14,625             45,688       29,539

     Product development costs    130,922        103,382            259,665      215,379

     Interest - net                  (476)          (534)              (405)      (1,065)
                               ----------     ----------         ----------   ----------
Total costs and expenses          199,094        249,768            405,192      531,630
                               ----------     ----------         ----------   ----------
Loss from continuing
     operations                  (174,185)      (224,268)          (379,462)    (501,630)

Profit from discontinued
     operations                      -              -                  -          16,707

Income from sale of business         -              -                  -         365,932
                               ----------     ----------         ----------   ----------

Net profit (loss)             $  (174,185)    $ (224,268)        $ (379,462)  $ (118,991)
                               ==========     ==========         ==========   ==========

Weighted average number of
     shares outstanding
     during the period         32,320,485     30,870,898         33,123,436   30,784,453
                               ==========     ==========         ==========   ==========


Loss per Common Share             $(0.01)        $(0.01)            $(0.01)       $(0.01)
                               ==========     ==========         ==========   ==========





     See accompanying notes to consolidated condensed financial statements

                     OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                           STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)


                                                      SIX MONTHS ENDED DECEMBER 31,


                                                              2000             1999
Cash flows from operating activities:

 Net income (loss)                                         $(379,462)      $ (501,630)
                                                           ----------      -----------
  Adjustments to reconcile net income (loss)
            to net cash used in operating activities:

       Depreciation and amortization                          45,688           29,539
       Issuance of stock and warrants for services            12,000           91,687
       Amortization of Black Scholes valuation                     0          102,035

  Changes in assets and liabilities
       (Increase) decrease in receivables                      7,025         (122,626)
       Decrease in receivables (sale of business)             39,908                0
       (Increase) decrease in other current assets            43,086          (11,384)
       (Increase) decrease in property and equipment            (355)          (9,741)
       (Increase) decrease in other assets                         0          (28,670)
       (Decrease) in accounts payable and accrued expenses   (18,177)         (40,243)
                                                           ----------      -----------
            Total adjustments                                129,175           10,597
                                                           ----------      -----------
            Net cash used in operating activities           (250,288)        (491,033)
                                                           ----------      -----------
Cash flows from investing activities:

  Profit from discontinued operations                              0           16,707
  Proceeds from sale of business                                   0          365,932
                                                           ----------      -----------
                                                                   0          382,639
Cash flows from financing activities:

  Increase in notes payable                                   35,000                0
  Proceeds from sale of common stock                         240,000           95,000
                                                           ----------      -----------

Net cash provided by investing and financing activities      275,000          477,639
                                                           ----------      -----------
Net increase (decrease) in cash                               24,712          (13,394)

Cash, beginning of period                                     37,829          103,408
                                                           ----------      -----------
Cash, end of period                                        $  62,541       $   90,014
                                                           ==========      ===========


  See accompanying notes to consolidated condensed financial statements

                 OCG TECHNOLOGY, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              (UNAUDITED)

1. In the opinion of the Company, (which, together with its subsidiaries, unless the context otherwise requires, is referred to as "OCGT"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2000 and the results of operations for the three and six months ended December 31, 2000 and 1999 and the statements of cash flows for the six months ended December 31, 2000 and 1999. The June 30, 2000 balance sheet has been derived from OCGT's audited financial statements.

     The results of operations for the six months ended December 31, 2000 are not necessarily indicative of the results to be expected for the full year.

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

3.   Capital Changes:
     During the six months ended December 31, 2000, for services rendered in accord with the terms of a consulting agreement, warrants were issued to purchase a total of 30,000 shares of OCGT's common stock at exercise prices ranging between $0.15 to $0.25 per share with exercise dates of said warrants expiring between July 1, to September 1, 2003. OCGT reflected a total expense of $12,000 for the three month period ending December 31, 2000.
     During the six months ended December 31, 2000, 2,618,056 shares of OCGT's common stock were sold for $240,000 (average price $0.0917 per share).

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

Results of Operations
---------------------
Total revenues increased $591 and $4,270 for the three and six months ended December 31, 2000, as compared to the same period for 1999, primarily as a result of license revenues. The sales of OCGT and PSI were $3,040 and $22,690 respectively, for the six months ended
December 31, 2000.

Marketing, general and administrative expenses decreased $88,782 and $205,866 for the three and six months ended December 31, 2000, as compared to the same period for 1999, primarily as a result of the reduction in amortization as a result of the completion of the write off of the capitalized costs.

Liquidity and Capital Resources
-------------------------------
At December 31, 2000, OCGT had a current ratio of .57 to 1 compared to
9.0 to 1 as of December 31,1999. The net loss from operations for the six months ended December 31, 2000, was $379,462, of which $97,532 or 26% were non-cash charges. OCGT has experienced recurring losses from operations and has been unable to provide sufficient working capital from operations and has relied significantly on the sale of equity interests in OCGT, and the exercise of warrants and loans from shareholders to fund its operations. OCGT's auditors have included an explanatory paragraph regarding the ability of OCGT to continue as a "going concern".

Cash on hand and accounts receivable were $62,541 at December 31, 2000. OCGT also has $356,000 of collateralized demand notes receivable related to the purchase of OCGT's common stock through the exercise of warrants. In the past, OCGT's principal means of overcoming its cash shortfalls from operations was from the sale of OCGT's common stock. During the six months ended December 31, 2000, 2,618,056 shares of OCGT's common stock were sold for $240,000 ($0.092 per share). Although, in the past, OCGT has been able to provide working capital through the sale of equity interests in OCGT and through the exercise of warrants, there can be no assurances that OCGT will succeed in its efforts.

Disposition of Assets.
---------------------  On August  2, 1999, pursuant to the terms of an Asset Purchase  Agreement, Mooney-Edwards Enterprises, Inc.("MIS"),
a wholly owned subsidiary of OCGT, sold substantially all of its assets, as of July 28, 1999,  to Medical Manager Southeast, Inc.("MM")
and MM assumed substantially all of the liabilities related to operations as of July 28, 1999 for a purchase price equal to four-
hundred-two thousand eight-hundred-six dollars ($402,806).   PrimeCare
Systems, Inc.(" PSI"), a Delaware corporation, was acquired by OCGT as of May 16, 1994. PSI owns all right, title and interest in the PrimeCare(TM) Patient Managment System (the "PrimeCare System(TM), which is protected by copyrights. (Hereafter "OCGT" shall mean OCGT and/or PSI as the context requires). The PrimeCare(TM) System is a patient-physician-staff interactive, computer program that brings efficiencies to the patient/physician encounter while improving the standard of care and reducing costs. Patients interact directly with the PrimeCare(TM) System, during what is usually waiting time. A detailed patient history is obtained without taking any of the physician's time. Patients are seated at a computer and answer complaint-specific questions by using just the number keys to indicate answers that apply to them;
no typing or computer skills are required. The software also has bilingual capabilities, allowing Spanish-speaking patients to interact in their preferred language. When the patient questionnaire is completed, the PrimeCare(TM) System creates a preliminary report for the physician to review before examining the patient. The preliminary report contains the patient's current problems, medications and allergies, all positive and significant negative subjective responses, vital signs and a list of the diagnostic considerations triggered by the patient's responses. By freeing up the time physicians would normally have to spend asking patient history questions and recording responses, the PrimeCare(TM) System permits physicians to see more patients in less time. The PrimeCare(TM) System is also easy for the physician to understand and use . The same simple key stroke process lets the physician document:
his physical findings, his assessment, the treatment plan, the prescribed medications and select patient education materials. At the conclusion of the encounter a final report of the visit , patient educational materials, and prescriptions are printed for the patient.

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

The  PrimeCare(TM) System has been marketed primarily through the following
business models: (a)   recruitment of value added resellers ("VARs")
and authorized dealers;  (b)  direct sales to large at-risk healthcare
entities; and (c)   private labeling opportunities.  The type of
distributors sought by OCGT are those who currently sell, install and service medical office and billing systems to medical facilities. In addition, exhibiting the PrimeCare(TM) System and CodeComplier(TM) at selected health care industry conventions is a component of the marketing and sales program. VARs, who sell, install, and service, billing systems to medical facilities, have agreed to market the PrimeCare(TM) System. However, no assurances can be given that OCGT's marketing plan will succeed.

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

OCGT has developed CodeComplier(TM)a software program which computes the Evaluation and Management billing codes ("E&M code") required by the Health Care Finance Administration and other third party payors.
Designed to be used in conjunction with the PrimeCare(TM) System, CodeComplier(TM) takes the guess work out of E&M compliance. As each item of information is entered into and collected by the PrimeCare(TM) System during the patient encounter, the CodeComplier(TM) organizes the data in the proper classification and using the most current HCFA guidelines, automatically calculates the applicable E&M code with a detailed audit trail and report. Since the CodeComplier(TM) automatically calculates the applicable E&M code from data collected by the PrimeCare(TM) System during the patient encounter, it totally eliminates the time and effort which would otherwise be required by physician office personnel to complete this task. The marketing strategy is to offer the CodeComplier(TM) to medical facilities interested in the PrimeCare(TM) System. OCGT markets the CodeComplier(TM) as a service, on a pay for use basis, with a maximum charge of $1.00 per patient visit. This pricing method conforms to OCGT's philosophy of tying the product's cost directly to its use. OCGT believes that the saving in labor costs and other financial benefits derived by the physician from use of the CodeComplier(TM) far exceeds the $1.00 cost per patient visit. OCGT believes that CodeComplier is very marketable because it eliminates these problems. However, no assurances can be given that OCGT's marketing plan will succeed.

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

OCGT believes that the segment of the healthcare market which is capable of generating the greatest revenues through use of its Web sites are physicians and their patients. OCGT's Web products provide significant benefits to physicians, most of which are described above.
In addition, industry sources state that on average, a primary care physician sees between 25 and 30 patients per day and practices on average 20 days per month. Assuming 25 patient visits per day, a primary care physician, practicing 20 days per month, conducts
500 patient visits per month. Thus, the estimated potential annual use of PrimeCareOnTheWeb(TM) per physician is 6,000 patient visits. This creates a potentially very large market for our products. We developed PrimeCareOnTheWeb(TM) to reach this market. Rather than charge the physician for the product, we provide the service without charge. We rely on the sale of advertising space to pharmaceutical companies and other health care related companies to generate revenues. Each page has been designed with space for seven advertisements or impressions. PrimeCareOnTheWeb(TM)Questionnaires average 25 pages. Assuming impressions are sold at the rate of $20 per thousand or $0.02 per impression, revenue per questionnaire would be $3.50 ($.14 x 25). Assuming that advertising revenues per completed Questionnaire average $3.50, it is estimated that each 1,000 medical providers that routinely use PrimeCareOnTheWeb(TM) on 75% of their patients could result in annual advertising revenues in excess of $15,000,000 (4,500 patients x $3.50 x 1,000). To reach the physician, we are targeting and will enter into revenue share agreements with physician groups, clinics, hospitals and other medical services organizations (collectively, Provider Organizations") who agree to market OCGT's products to their physicians.

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

A more recent agreement was entered into with Hackensack University Medical Center ("HUMC"), an affiliate of the University of Medicine and Dentistry of New Jersey/New Jersey Medical School and member of the University Health System of New Jersey. The agreement provides for OCGT to link three of it's Web sites, PrimeCareOnTheWeb.com, YourOwnDoctor.com, and YourOwnHealth.com, into the Medical Center's Web sites for use by the Medical Center's network of physicians and their patients. This agreement makes PSI's healthcare software readily available, via the Internet, to the Medical Center's more than 1,000 healthcare providers and their patients through the integration of YourOwnDoctor.com into the Medical Center's Web site for physicians, which gives the physicians access to both PrimeCareOnTheWeb.com and YourOwnHealth.com. PSI's interactive Questionnaires and Reports give the physician a comprehensive history of a patient's medical problem accompanied by a list of diagnostic possibilities. The record is created without dictation and transcription costs. This saves the physician considerable time and expense. HUMC believes their physicians will recognize the healthcare benefits and cost efficiencies that PrimeCareOnTheWeb.com and YourOwnHealth.com bring to the physician/patient relationship. The Medical Center will schedule training seminars for physicians and their staffs which will be conducted by PSI's personnel. HUMC's ISP for its physicians and HUMCMD.net are currently being activated and registration to use PrimeCareOnTheWeb has commenced.

In late December OCGT entered into an agreement with Hospital Services, Inc, d/b/a Advantage Healthcare Net ("AHN"), www.advantage-healthcare.net. The agreement provides for three of PSI's Web sites PrimeCareOnTheWeb.com, YourOwnDoctor.com, and YourOwnHealth.com, to be linked into AHN's intranet for use by AHN's membership, consisting of approximately 260 health care provider organizations and their staffs, and including more than 2,500 physicians. AHN will market to and encourage use of the PSI sites by their Member organizations. AHN, a group purchasing organization covering North Dakota, South Dakota, Minnesota and eastern Montana, is a Strategic Marketing Affiliate of Salt Lake City-based Intermountain Health Care, (www.IHC.com/Amerinet) one of three shareholders of AmeriNet ( www.Amerinet-GPO.com ), the nation's largest membership-based healthcare group purchasing organization.

OCGT is currently in negotiations with other Provider Organizations, all of whom provide an Intranet for their physicians.

An article published by the Wharton School of the University of Pennsylvania titled On the Net, RX-rated beats X-rated stated "Pharmaceutical companies currently spend $2 billion in direct-to-consumer advertising. Johnson & Johnson has said it will move 40 percent of its ad budget to the Internet. If everyone moves 40 percent to the Internet, that's almost $1 billion. This could allow many of these online health care content sites to continue offering free information to consumers."

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

                      PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits
                Exhibit 27. - Financial Data Schedule

          (b)  Reports on Form 8-K
     No Report on Form 8-K was filed during the quarter ended
December 31, 2000.

                             SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.



                              OCG TECHNOLOGY, INC.

                              BY  /s/Edward C. Levine
                                 --------------------
                                 EDWARD C. LEVINE,
                                 PRESIDENT
                                 (PRINCIPAL FINANCIAL OFFICER)


DATED: February 13, 2001