Form 10QSB
period 2001-03-31
OCG TECHNOLOGY INC
filed 2001-05-16
CIK 73779

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB


(Mark One)
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             For the quarterly period ended March 31, 2001

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

          Class                        Shares Outstanding at May 14, 2001
----------------------------           --------------------------------------
Common Stock ($.01 par value)                    34,793,613 Shares

                        OCG TECHNOLOGY, INC. AND SUBSIDIARIES


                                        INDEX


                                                                 PAGE NUMBER
                                                                 -----------
PART I. - FINANCIAL  INFORMATION
--------------------------------

Item 1. Financial Statements

        Consolidated Condensed Balance Sheets
        March 31, 2001 and June 30, 2000                             1

        Consolidated Condensed Statements of Loss for
        the Three Months and Nine Months Ended
        March 31, 2001 and 2000                                      2

        Consolidated Condensed Statements of Cash Flows for
        the Nine Months Ended March 31, 2001 and 2000                3

        Notes to Consolidated Condensed Financial Statements         4

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                5


PART II. - OTHER INFORMATION
----------------------------

Item 6. Exhibits and Reports on Form 8-K                             10

                        				OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                        				CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                MARCH 31, 2001      JUNE 30, 2000
ASSETS                                                             (UNAUDITED)         (AUDITED)
Current Assets:

        Cash                                                    $     16,734       $     37,829
        Accounts receivable                                           11,656              7,025
        Receivable, Sale of business                                       0             39,908
        Other current assets                                          72,215             45,304
                                                                -------------      -------------
        Total current assets                                         100,605            130,066

Property and equipment, net of accumulated depreciation of
          ($620,205)           ($570,990)                             49,215             77,656

Capitalized software costs, net of accumulated amortization
          ($421,570)            ($73,664)                             347,906            229,838

Other assets                                                           4,972              4,972
                                                                -------------      -------------
        Total assets                                            $    502,698       $    442,532
                                                                =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Accounts payable and accrued expenses                   $     45,321       $     46,605
        Notes payable                                                149,000             50,000
                                                                -------------      -------------
        Total current liabilities                                    194,321             96,605
                                                                -------------      -------------

Shareholders' equity: (Note 3)
        Preferred stock $.10 par value, Series E                      10,000             10,000
        Common stock $.01 par value                                  347,936            321,755
        Additional paid-in capital                                24,623,020         24,391,201
        Accumulated deficit                                      (24,339,079)       (23,958,529)
        Stock subscriptions receivable                              (271,000)          (356,000)
                                                                -------------      -------------
                                                                     370,877            408,427

        Less treasury stock, at cost (12,500 shares)                 (62,500)           (62,500)
                                                                -------------      -------------
        Total shareholders' equity                                   308,377            345,927
                                                                -------------      -------------
Total liabilities and shareholders' equity                      $    502,698       $    442,532
                                                                =============      =============


See accompanying notes to consolidated condensed financial statements

                                              -1-


                             OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                          (UNAUDITED)


                              THREE MONTHS ENDED MARCH 31,      NINE MONTHS ENDED MARCH 31,

                                    2001          2000               2001         2000

Revenue:
     Sales                     $   17,085     $   33,136         $   42,815   $   63,136
                               ----------     ----------         ----------   ----------

Costs and expenses:
     Marketing, general and
         administrative            20,003        119,959            117,153      426,069

     Depreciation and
         amortization              27,677         15,534             76,461       45,074

     Product development costs     91,369        156,532            230,285      371,911

     Interest - net                  (129)          (542)              (534)      (1,608)
                               ----------     ----------         ----------   ----------
Total costs and expenses          138,923        291,483            423,365      841,446
                               ----------     ----------         ----------   ----------
Loss from continuing
     operations                  (121,838)      (258,347)          (380,550)    (778,310)

Profit from discontinued
     operations                      -              -                  -          16,707

Income from sale of business         -              -                  -         341,180
                               ----------     ----------         ----------   ----------

Net profit (loss)             $  (121,838)    $ (283,099)        $ (380,550)  $ (420,423)
                               ==========     ==========         ==========   ==========

Weighted average number of
     shares outstanding
     during the period         33,672,035     32,320,485         33,672,035   29,842,275
                               ==========     ==========         ==========   ==========


Loss per Common Share             $(0.01)        $(0.01)            $(0.01)       $(0.03)
                               ==========     ==========         ==========   ==========





     See accompanying notes to consolidated condensed financial statements

                     OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                           STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)


                                                          NINE MONTHS ENDED MARCH 31,


                                                              2001             2000
Cash flows from operating activities:

 Net income (loss)                                         $(380,550)      $ (420,423)
                                                           ----------      -----------
  Adjustments to reconcile net income (loss)
            to net cash used in operating activities:

       Depreciation and amortization                          76,461           45,074
       Issuance of stock and warrants for services            18,000           97,686
       Amortization of Black Scholes valuation                     0          153,054

  Changes in assets and liabilities
       (Increase) decrease in receivables                     (4,631)        (109,384)
       Decrease in receivables (sale of business)             39,908           30,421
       (Increase) decrease in other current assets           (26,911)         (63,404)
       (Increase) decrease in other assets                         0            1,700
       (Decrease) in accounts payable and accrued expenses    (1,285)         (37,883)
                                                           ----------      -----------
            Total adjustments                                101,542          117,264
                                                           ----------      -----------
            Net cash used in operating activities           (279,008)        (303,159)
                                                           ----------      -----------
Cash flows from investing activities:

  Capitalized software development costs                    (165,732)               0
  (Increase) decrease in property and equipment                 (355)         (13,471)

Cash flows from financing activities:

  Decrease in subscriptions receivable                        85,000            5,000
  Increase in notes payable                                   99,000                0
  Proceeds from sale of common stock                         240,000          245,000
                                                           ----------      -----------

Net cash provided by investing and financing activities      257,913          236,529
                                                           ----------      -----------
Net increase (decrease) in cash                              (21,095)         (66,630)

Cash, beginning of period                                     37,829          103,408
                                                           ----------      -----------
Cash, end of period                                        $  16,734       $   36,778
                                                           ==========      ===========


  See accompanying notes to consolidated condensed financial statements

               OCG TECHNOLOGY, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           (UNAUDITED)

1. In the opinion of the Company, (which, together with its subsidiaries, unless the context otherwise requires, is referred to as "OCGT"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2001 and the results of operations for the three and nine months ended March 31, 2001 and 2000 and the statements of cash flows for the nine months ended March 31, 2001 and 2000. The June 30, 2000 balance sheet has been derived from OCGT's audited financial statements.

     The results of operations for the nine months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

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

3.   Capital Changes:
     During the nine months ended March 31, 2001, for services rendered in accord with the terms of a consulting agreement, warrants were issued to purchase a total of 45,000 shares of OCGT's common stock at exercise prices ranging between $0.15 to $0.25 per share with exercise dates of said warrants expiring between July 1, to December 31, 2003. OCGT reflected a total expense of $18,000 for the nine month period ending March 31, 2001.

     During the six months ended December 31, 2000, 2,618,056 shares of OCGT's common stock were sold for $240,000 (average price $0.0917 per share) and warrants were issued to purchase a total of 2,618,056 shares of OCGT's common stock at the exercise price of $0.35 per share with the exercise date of said warrants expiring on January 31, 2003. OCGT's common stock was less than the per share exercise price of the warrants.

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

Results of Operations
---------------------
Total revenues decreased $16,051 and $20,521 for the three and nine months ended March 31, 2001, as compared to the same period for 2000, primarily as a result of a decrease in license revenues. The sales of OCGT and PSI were $3,040 and $39,775 respectively, for the nine months ended March 31, 2001.

Marketing, general and administrative expenses decreased $99,953 and $308,916 for the three and nine months ended March 31, 2001, as compared to the same period for 2000, primarily as a result of the reduction in amortization as a result of the completion of the write off of certain capitalized costs.

Liquidity and Capital Resources
-------------------------------
At March 31, 2001, OCGT had a current ratio of .522 to 1 compared to 8.6 to 1 as of March 31, 2000. The net loss from operations for the nine months ended March 31, 2001, was $380,550, of which $94,461 or 25% were non-cash charges. OCGT has experienced recurring losses from operations and has been unable to provide sufficient working capital from operations and has relied significantly on the sale of equity interests in OCGT, and the exercise of warrants and loans from shareholders to fund its operations. OCGT's auditors have included an explanatory paragraph regarding the ability of OCGT to continue as a "going concern".

Cash on hand and accounts receivable were $28,390 at March 31, 2001. OCGT also has $271,000 of collateralized demand notes receivable related to the purchase of OCGT's common stock through the exercise of warrants. In the past, OCGT's principal means of overcoming its cash shortfalls from operations was from the sale of OCGT's common stock. During the nine months ended March 31, 2001, 2,618,056 shares of OCGT's common stock were sold for $240,000 ($0.092 per share). Although, in the past, OCGT has been able to provide working capital through the sale of equity interests in OCGT and through the exercise of warrants, there can be no assurances that OCGT will succeed in its efforts.

Disposition of Assets.
----------------------On August 2, 1999, pursuant to the terms of an Asset Purchase Agreement, Mooney-Edwards Enterprises, Inc.("MIS"), a wholly owned subsidiary of OCGT, sold substantially all of its assets, as of July 28, 1999, to Medical Manager Southeast, Inc.("MM") and MM assumed substantially all of the liabilities related to operations as of July 28, 1999 for a purchase price equal to four-hundred-two thousand eight-hundred-six dollars ($402,806).


PrimeCare Systems, Inc.(" PSI"), a Delaware corporation, was acquired by OCGT as of May 16, 1994. PSI owns all right, title and interest in the PrimeCareTM System, which is protected by copyrights. (Hereafter "OCGT" shall mean OCGT and/or PSI as the context requires).

Products and Competition:   OCGT has unique products that are of significant
benefit to healthcare providers, their patients, consumers, pharmaceutical companies and other companies in the healthcare industry and fitness field.

Physicians agree that the most important and time consuming part of any medical encounter is the collection of the patient's detailed history of present illness ("HPI"). Today, as a result of increased patient loads and stringent documentation demands, many physicians do not have the time necessary to obtain a patient's detailed HPI, even though most agree that in as many as 8 of every 10 patients the diagnosis can be obtained from a detailed HPI.

Competition. OCGT believes that it has the only in-office patient management system and Web sites that enable physicians to obtain the patient's detailed HPI by having the patient answer problem-specific HPI Questionnaires on a PC in the office or via the Internet. This HPI is obtained without requiring physician time.

The Products. OCGT believes that its Web sites will account for its main revenue stream. Since its Web sites are based on parts of the PrimeCareTM Patient Management System (the "PrimeCare System"), that product is discussed first.

The PrimeCare System is an in-office client server based, user friendly, unique patient-physician interactive system that creates an electronic medical record documenting the entire patient-physician encounter: patient's history of present illness, physical findings, assessment, tests, treatment plan and medications prescribed, and provides physician reference and patient education materials. The PrimeCare System contains an authoritative and comprehensive knowledge database of approximately 285 symptom and problem oriented patient HPI Questionnaires. Patients are seated at a computer and answer complaint-specific HPI questions by using just the number keys to indicate answers that apply to them; no typing or computer skills are required. OCGT developed, markets, and updates the PrimeCare System. To date OCGT has migrated the HPI Questionnaires and other sections of the PrimeCare System to its Internet products. OCGT continues to migrate the entire PrimeCare System to the Internet. OCGT plans to implement connectivity with hand held and wireless devices where appropriate and technically feasible.

During the encounter, the E&M CodeComplier continually analyzes the encounter documentation generated by patient and physician use of the PrimeCare System. Using the most current documentation guidelines mandated by HCFA, the CodeComplier automatically computes the proper E&M coding level.

OCGT owns, operates and maintains three healthcare Web Sites:

(a) www.PrimeCareOnTheWeb.com (the "PCW Site") is a site that enables a physician or staff member to select HPI Questionnaires from the PrimeCare System for a patient to complete, via the Internet. The PCW Site assigns a unique set of passwords that allows a patient to access and answer the HPI Questionnaire(s) on the PCWSite. When the interview is completed a Report is produced, containing the patient's HPI and a list of the diagnostic possibilities, which is available for the physician to review on the secure PCW Site.

(b) www.YourOwnDoctor.com (the "YOD Site"), a Web Community that hosts, for any physician that registers, a web site, at no charge and automatically registers the physician in OCGT's Web site, www.PrimeCareOnTheWeb.com, and creates a link to OCGT's consumer-oriented web site www.YourOwnHealth.com;

(c) www.YourOwnHealth.com (the "YOH Site"), is a consumer-oriented health and wellness Web site that is unique in that it provides, without charge, more than 100 of the PrimeCare System's HPI Questionnaires online to enable consumer/patients to access, answer and receive a Report.

The Market :   OCGT's markets for: (a) the PrimeCare System, the YOD Site and the PCW Site are ambulatory/outpatient medical facilities, such as, primary care physicians, medical clinics, group practices, and health maintenance organizations, in general, healthcare providers other than those providing care to patients confined to hospital beds; and (b) the YOH Site is for use of the general public.

According to the American Medical Association, there are in excess of 675,000 physicians in the U.S. OCGT estimates that of this group, at least 300,000 physicians would benefit from the use of OCGT's healthcare products.

According to a Harris Interactive nationwide survey of practicing physicians released March 28, 2000,

  o   51% of physicians access the Internet from their personal office areas
  o   34% of physicians access the Internet in their clinical work areas

Since 51% of physicians access the Internet from their personal office and 34% access it from clinical areas, it is reasonable to assume that at the present time 150,000 physicians can use OCGT's Web sites from their office and 100,000 can use it from various areas of their office. It should be noted that the Harris survey is a year old. The Pew tracking report shows the continuing growth in Internet access, with an 18% increase in the last six months of the year 2000. It is therefore reasonable to assume that the potential market is currently actually larger and is continuing to grow.

The Pew Internet & American Life Project: Internet tracking report, released on February 18, 2001, stated, "Comparing figures gathered in our tracking survey in May and June with figures gathered between Thanksgiving and Christmas, we find that the number of American adults with Internet access grew from about 88 million to more than 104 million in the second half of 2000." This is an 18% increase in six months.

The Pew Internet & American Life Project: Online life report, released November 26, 2000, stated that "Fifty-two million American adults, or 55% of those with Internet access, have used the Web to get health or medical information. We call them 'health seekers' and a majority of them go online at least once a month for health information. A great many health seekers say the resources they find on the Web have a direct effect on the decisions they make about their health care and on their interactions with doctors." This creates a very large, continually growing potential market for the YOH Site.

Revenue Sources and Marketing Strategy:   OCGT believes that its initial and
potentially largest source of revenues will be derived from the sale of advertising. Its second source of revenues will be from outcomes research and an additional source of income will be derived from fees for use of the PrimeCare System.

Advertising Revenues. An article appearing in CNET News.com from
Knowledge@Wharton.com, August 7, 2000 stated, ".... Pharmaceutical companies currently spend $2 billion in direct-to-consumer advertising. Johnson & Johnson has said it will move 40 percent of its ad budget to the Internet. If everyone moves 40 percent to the Internet, that's almost $1 billion...."

Since physicians see, on average, 500 patients per month, OCGT recognized that this segment of the healthcare market is capable of generating the greatest activity at its Web sites and thus, the largest amount of advertising revenues.

OCGT's products provide significant benefits to healthcare providers. However, to maximize the healthcare provider's desire to use its Web Sites, OCGT devised a marketing strategy which gives each healthcare provider a share of the revenues generated through that providers use of the Web products. In addition, OCGT gives physicians free access to and use of its Web products. Our "revenue sharing" concept is supported by an October 2000 survey, conducted by Medem, the secure patient-physician e-health network, founded by the nation's leading medical specialty societies and the American Medical Association (AMA), released on November 6, 2000, which stated "that physicians overwhelmingly believe in the value of a robust Web site for their practice. In addition, half of physicians surveyed said they would be more interested in using e-mail to communicate with patients if they were reimbursed for it." The survey also stated, "These results show that physicians embrace the concept of online communications with their patients if a clear office function is addressed or an increased office efficiency can be demonstrated." Our products more than meet these criteria.

The fact that the physicians share in the advertising revenues is a strong motivation for physicians to use OCGT's healthcare Web sites. This relieves OCGT of the enormous costs normally associated with driving traffic to Web sites.

The advertising revenue potential from patients viewing impressions on the HPI Questionnaires is substantial. Patient interactive HPI Questionnaires average 25 screen pages per Questionnaire. Each page has room for two sponsorships and up to 7 ad impressions for a total of 9 impressions per page. Assuming only 5 of the 9 impressions per page are sold at $.03 per impression (a $30 cpm rate), potential revenue per Questionnaire is $3.75. Physicians average 500 patient visits per month. Therefore, assuming that a physician spends two months on vacations, holidays, seminars, conferences, etc. the potential annual ad revenue per physician using PCW is $18,750.Therefore, 1,000 physicians could generate $18,750,000 per year.

Outcomes Research. OCGT anticipates receiving significant fees for conducting outcomes research for pharmaceutical companies and teaching hospitals. OCGT anonymizes, encrypts and stores both the completed diagnostic and follow-up Questionnaires. This ever-growing medical database can be analyzed in various ways to determine the effectiveness of treatment plans, medications, etc.

The PrimeCare System. OCGT believes that after using the PCW Site for several months, healthcare providers will recognize the benefits of using the full system including the CodeComplier, not just the HPI section, and will be willing to pay a monthly license fee for this service.

Targeting The Market:   The primary focus is on targeting healthcare provider
organizations whose physicians can drive the most traffic to the Web sites. OCGT is establishing business relationships with organizations that currently deal with healthcare providers. These organizations consist of MSOs, IPAs, GPOs, etc., marketers of software and hardware, such as, office management system vendors, other healthcare Web sites, etc. OCGT enters into revenue sharing agreements with these organizations. OCGT currently recruits and trains these organizations through: (a) its sales and marketing staff ;and (b) through independent consultants. The independent consultants are compensated solely on a commission bases. OCGT intends to expand both its in house staff and its consultant network.

To date, the Company has entered into an agreement with Hackensack University Medical Center ("HUMC"). The agreement provides for the use of the Company's Web sites by HUMC's MSO, North Jersey Medical Management Services, L.L.C.
The MSO has over 1,000 physicians. HUMC and its Physicians Hospital Organization have created www.HUMCMD.net , the only complete Physician/Patient Internet Service Provider ("ISP") providing top quality Internet connectivity to members of its physician network, plus access to key internal HUMC applications.

The site has both a Physician Portal and Patient Portal. The site currently contains the Company's PCW Site and YOH Site. On the Physician Portal, the banner on top alternates between the YOH Site and HUMC's message. The column on the left hand side of the Physician Portal contains a section entitled "Primecare". Under the title is "Official Website" which gives access to the PCW Site and beneath that is "Registration" which provides an entry for physicians to register for the PCW Site.

 The Patient Portal contains a banner on top alternates between the YOH Site and HUMC's message. The column on the left hand side of the Patient Portal contains a link to the YOH Site. Both Portals contain a message on their home page which state, "From the convenience of their home, patients can schedule an appointment with their physician as well as fill out pre-appointment questionnaires". HUMC is currently distributing CD ROMs containing its ISP software to Staff Physicians. We recently attended a Medical Staff Meeting and demonstrated the Web sites followed by a question and answer session. We have been invited to demonstrate the Web sites at future Medical Staff Meetings. HUMC Administration is in the process of obtaining permission for a Company sales person to have access to the Physicians' Lounge, on a regularly scheduled basis, to demonstrate the Web sites and register physicians to use the Web sites. HUMC is distributing literature to its Staff Physicians explaining the Web sites and the benefits physicians will gain from using the Web sites.

The Company has also contracted with Advantage Healthcare Net ("AHN") for use of the Company's Web sites by AHN's 260+ Members organizations and their 2,500+ physicians. AHN is a regional group purchasing organization covering
North Dakota, South Dakota, Minnesota and eastern Montana.   It is a Strategic
Marketing Affiliate of Salt Lake City-based Intermountain Health Care (www.IHC.com/Amerinet), which is one of three shareholders of Amerinet, (www.Amerinet-GPO.com). Amerinet is the nation's largest membership-based healthcare group purchasing organization. AmeriNet is located in all 50 states and has a combined membership of 14,790 facilities. AHN's affiliation with IHC and AmeriNet could lead to additional marketing relationships for the PSI sites. AHN maintains an Intranet for its members use, which has recently
been redesigned.   The new AHN Intranet features links to the Company's Web
sites. AHN is starting a marketing campaign to its members about its Intranet and includes information about the benefits its physician members will derive from using the Company's Web sites.


In addition, OCGT continues to market the PrimeCare Patient Management System and the CodeComplier as turnkey systems within a physician's office.

OCGT believes that it could provide sufficient working capital from operations through marketing its Internet products, the Window 95/98/NT version of the PrimeCareTM System and CodeComplierTM.
Currently, OCGT has no lines of credit and has no material commitments for capital expenditures outstanding.

                   PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits
                None

          (b)  Reports on Form 8-K
     No Report on Form 8-K, was filed during the quarter ended March 31, 2001.

                           SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.



                              OCG TECHNOLOGY, INC.

                              BY: /s/Edward C. Levine
                                 -------------------------------
                                 EDWARD C. LEVINE,
                                 PRESIDENT
                                (PRINCIPAL FINANCIAL OFFICER)


DATED: May 15, 2001