Form 10KSB
period 2001-06-30
OCG TECHNOLOGY INC
filed 2001-10-12
CIK 73779

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    [Fee Required]

                          For the Fiscal Year ended   June 30, 2001
                                                     ---------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average of the closing sale price for such stock on September 10, 2001 was $2,706,094. As of September 10, 2001 the Registrant had 35,223,613 shares of Common Stock outstanding.

The Issuer's revenues for its most recent fiscal year: $53,955

Documents Incorporated by Reference: None

                              Part I

Item 1. Description of Business

General.
--------
OCG Technology, Inc. (which, together with its wholly owned subsidiary, PrimeCare Systems, Inc.("PSI"), unless the context otherwise requires, is referred to as "OCGT") with an extensive and specific commitment to healthcare software and informatics technology created, owns, maintains, expands and markets (i) the PrimeCare(TM) Patient Management System (the "PrimeCare(TM) System") and the CodeComplier(TM); (ii) secure Internet enhanced and targeted components of the PrimeCare(TM) System, on Web sites known as PrimeCareOnTheWeb.com, YourOwnDoctor.com, and YourOwnHealth.com;
(iii)created, maintains and markets a fitness Web site, known as www.DeniseAustin.com; (iv) created, owns, and maintains the Cardiointergraph, a medical device used for the early detection of coronary artery disease; (v) until July 28, 1999, the date on which the business was sold (see: Disposition of Assets), marketed turnkey computer systems and consulting services to providers of medical services through Mooney-Edwards Enterprises, Inc. d/b/a Medical Information Systems ("MIS"), a wholly owned subsidiary of OCGT. OCG Technology, Inc. was incorporated as Data Display Systems, Inc. on
July 3, 1969.

OCGT's principal executive office is located at 56 Harrison Street, New Rochelle, New York 10801 and its telephone number is (914)
576-8457.

Disposition of Assets.
---------------------
On August 2, 1999, pursuant to the terms of an Asset Purchase Agreement, Mooney-Edwards Enterprises, Inc.("MIS"), a wholly owned subsidiary of OCGT, sold substantially all of the assets, as of July 28, 1999, to Medical Manager Southeast, Inc.("MM") and MM assumed substantially all of the liabilities related to operations as of July 28, 1999 for a gross purchase price equal to four-hundred-two thousand eight-hundred-six 00/100 dollars ($402,806).

Products Overview.
-----------------
PrimeCare(TM) Products
---------------------
     PrimeCare(TM) Patient Management System ("the PrimeCare(TM) System")
     -----------------------------------------------------------------
 is an in-office client server based, user friendly, patient management system, and, also, is uniquely patient interactive, as well as physician and staff interactive. The PrimeCare(TM) System: (i) creates an electronic medical record documenting the patient physician encounter; (ii) is compatible with practice management and billing systems, EMR and CPR systems; (iii) is Health Insurance Portability Accountability Act ("HIPAA") compliant; (iv) is designed for use in ambulatory clinics, group and individual practices; (v) uses an authoritative and comprehensive knowledge database of approximately
280 symptom and problem oriented patient History of Present Illness ("HPI") Questionnaires for diagnostic and follow-up office visits;
(vi) collectively contains over 100,000 complaint and disease state questions, over 1,600 diagnoses, 1,250 physician reference articles, 1,700 patient education articles; (vii) allows the staff to schedule the appropriate HPI Questionnaire and enter the vital signs; (viii) interacts directly with the patient by having the patient select the answers that apply to their problem from the HPI Questionnaire; (ix) does not require the patient to have computer or typing skills; (x) enables the physician to obtain their patients' detailed HPI by having the patient answer the HPI Questionnaire without requiring physician or staff time; (xi) allows the physician to interact directly with the PrimeCare(TM) System to select and document the normal and abnormal physical findings, assessments, tests, prescriptions and treatment plan for the patient; (xii) automatic (real time) calculation of HCFA's Evaluation and Management code, with full audit trail, used for determining the reimbursement level by Medicare and other third party payors for the office visit; (xiii) helps prevents E&M code down grading by HCFA due to "insufficient documentation"; (xiv) encrypts all medical data for storage; (xv) eliminates dictation and transcription costs; (xvi) reduces risk of malpractice liability due to errors of omission and "failure to consider"; (xvii) permits patients to answer HPI questionnaires at their own speed and at the patient's option in English or Spanish; (xviii) creates significant clinical and patient databases for outcomes research; and (xix) allows staff to schedule HPI Questionnaire for patient interview via the Internet and allows patient to answer HPI Questionnaires via PrimeCareOnTheWeb(TM) (see next section, PrimeCareOnTheWeb(TM)).

When the patient arrives at the doctors office, the designated staff member selects the appropriate Questionnaire based upon the patient's chief complaint and/or symptom and enters the patient's vital signs. The patient is then seated at a computer or web browser and answers complaint-specific questions by using either the number keys or mouse to indicate answers that apply to them. No typing or computer skills are required. The software also has bilingual capabilities, allowing Spanish-speaking patients to interact in their preferred language.
When the patient has completed the Questionnaire, the PrimeCare(TM) System creates a Preliminary Report (the "Report") for the physician to review before examining the patient. The Report contains the patient's current problems, medications and allergies, all positive and significant negative subjective responses, vital signs and an alphabetical list of the diagnostic possibilities with the patient's responses that triggered each diagnostic possibility. By freeing up the time physicians would normally have to spend asking patient history questions and recording responses, the PrimeCare(TM) System permits physicians to see more patients and to spend more quality time with them. The PrimeCare(TM) System is also easy for physicians to understand and use . The same simple key stroke or mouse click process allows the physician or appropriate staff member to select and document the: physical findings (normal and abnormal), assessment, select tests, treatment plan, prescribed medications, drug interaction checks, and patient education materials distributed and schedule follow-up visits. The physician or appropriate staff member can also type a comment that further expands upon an answer given in the patients HPI, physical finding, assessment, treatment plan, prescriptions, or about any subject that may be appropriate. At the conclusion of the encounter a final summary report of the visit, patient educational materials, and prescriptions are printed for the patient.

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

The PrimeCare System is fully functional in current Windows operating environments including Windows 95, 98, ME, and Windows NT, 2000. PSI's interfaces enable the PrimeCare(TM) System to communicate with other practice management systems used in medical facilities. This provides a method for these systems to transfer information to the PrimeCare(TM) System, such as patient demographics and appointment scheduling, and the PrimeCare(TM) System to transfer information (such as billing information including E&M codes, ICD9 codes and CPT codes) to these other systems.

The PrimeCare(TM) System has other enhancements and features which include: (1) voice command recognition capability (for physicians only) and touch screen which may be used by both, patient and physician. All keystrokes, mouse clicks are duplicated by the touch screen and/or voice command hardware and software. (2) The PrimeCare(TM) System uses either Microsoft's SQL Server or Interbase, as a database. This expands the flexibility of the PrimeCare(TM) System since it enables medical facilities that are using MS SQL Server database for practice management systems and other software to add PrimeCare(TM) without purchasing an additional database. Both databases support distributed processing in local and wide area networks.

     Code Complier(TM): OCGT has also developed  Code Complier(TM) an
     --------------
 application software program that was designed to be used in conjunction with OCGT's PrimeCare(TM) System and PrimeCareOnTheWeb.com(TM). As each item of information is entered into and collected by the PrimeCare(TM) System during the patient encounter, the CodeComplier(TM) organizes the data in the proper classification and using the 1997 HCFA guidelines, automatically calculates HCFA's Evaluation and Management code level, with full audit trail, used for determining the reimbursement level by Medicare and other third party payors for the History, Physical Findings and Decision Making sections the office visit. It totally eliminates the time and effort which would otherwise be required by physician office personnel to complete this task. CodeComplier(TM) takes the guess work out of E&M compliance. However, no assurances can be given that OCGT's marketing plan will succeed.

     PrimeCareOnTheWeb.com (the "PCW Site"): The PCW Site is a unique physician and patient interactive Site that: (i) uses the HPI questionnaires for diagnostic and follow-up office visits, physician reference articles, patient education material, CodeComplier(TM) for real time calculation of E&M code and scheduler portion of the PrimeCare(TM) System; (ii) enables physicians to obtain their patient's detailed HPI by having the patient answer HPI Questionnaires via the Internet without requiring physician time; (iii) saves the physician and staff the time required to obtain the HPI, thus allowing them to give more attention to each patient and/or see more patients; (iv) produces an extremely comprehensive HPI that includes all of the "yes" answers, pertinent negatives and a list of the diagnostic possibilities with the answers that support each diagnostic consideration; (v) is HIPAA compliant; (vi) protects all Internet communication and the confidentiality rights of every user through a unique user ID and password per questionnaire to be answered and secure digital certificates from VeriSign(TM), (vii) encrypts all data for storage; (viii) creates a significant data base for outcomes research; and (ix) automatically provides registered physicians individual Web sites on YourOwnDoctor(TM).com.

     YourOwnDoctor.com (the "YOD Site"):  The YOD Site is a web
     ------------------
community created, owned, operated and maintained by PSI that: (i) provides free individual Web sites for physicians, physician groups, and other healthcare providers that register for PrimeCareOnTheWeb(TM);
(ii) enables physicians to promote their services through displaying credentials, including photos of each physician and staff in the office, listing specialities, office hours, directions, maps, phone numbers, e-mail addresses, and accepted insurance plans; (iii) provides useful links to other medical sites; (iv) provides a direct link from physician site to PCW that enables patient to access appropriate HPI Questionnaire and complete; (v) provides direct link to YourOwnHealth.com(TM) for use by patients.

     YourOwnHealth.com (the "YOH Site"):  The YOH Site is a unique,
     ------------------
 free online health and wellness site and empowers healthcare consumers to be better prepared for their next visit to the doctor.
The YOH Site offers: (1) the "Medical Interview" that: (i) enables visitors to securely and anonymously select and complete from 110 of the 280 diagnostic problem specific HPI Questionnaires contained in the PrimeCare(TM) System; (ii) generates and makes available to the visitor a detailed HPI report based upon their responses; (iii) permits the visitor to answer the Questionnaires in either English or Spanish; (iv) encrypts all medical data and uses digital certificates from VeriSign(TM) for Internet communication; (v) provides banner links to the YOD Site and www.DeniseAustin.com. (2) "YourOwnHealth(TM) Notebook": (i) is a secure depository for storage of personal and family medical data for Registered Members; (ii) can be accessed only through the use of registered IDs and Passwords; (iii) encrypts all medical data and uses digital certificates from VeriSign(TM) for Internet communication; (iv) provides a convenient way to keep track of personal health issues such as allergies, immunizations,
medications and others that can be kept and edited on designated lists; (v) allows the Member to save the completed Questionnaire HPI report and to add personal notes and reminders to the record. (3) "YourOwnHealth(TM) Reference" provides extensive healthcare consumer education material relating to diseases, disease management, medical procedures and prescription and common over the counter medications, including drug interaction.

     Marketing:  The principal markets for the PrimeCare(TM) System are
     ----------
 ambulatory/outpatient medical facilities, such as, primary care physicians, medical clinics and staff health maintenance organizations.

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

     Competition:  OCGT has not identified any competitive patient
     ------------
 management system which embodies all the features of the PrimeCare(TM) System, in particular the complaint specific, interactive Questionnaires completed by the patient and the report generated by the patient's responses. However, other companies market systems which may have some of the features of the PrimeCare(TM) System and some companies market medical office products which perform different functions than those performed by the PrimeCare(TM) System. To date, market penetration by both PSI and its competitors has been very small.

Fitness Web Site: OCGT designed, created, operates, maintains and
----------------
 markets a fitness and wellness Site known as www.DeniseAustin.com. Through a revenue sharing agreement with Denise Austin, a nationally known fitness expert who has had a daily fitness show on television for over 14 years, OCGT promotes and markets a variety of Denise Austin products on the web site. Visitors and fans are able to shop online for their favorite Denise Austin signature exercise videos, books, equipment, gear, and private label apparel line and nutraceuticals (when available), as well as sign up for her monthly news letter, enjoy fitness tips, exercises, motivation messages, and some of her favorite healthy recipes.

     Marketing:  OCGT has expanded the comprehensive shopping area
     ----------
 which offers a broad range of noncompeting products within the fitness industry. OCGT will share income from two sources - advertising revenues and e-commerce. YourOwnHealth is currently positioned at the Denise Austin Web Site with banners and sponsorship of the monthly newsletter which directs traffic to YourOwnHealth . YourOwnHealth will take full advantage of the opportunity to position its interactive tools directly from www.DeniseAustin.com to facilitate a greater increase of traffic over the existing flow.

     Competition:  Denise Austin's Daily Workout is the number one
     ------------
 fitness show on television with over one million viewers each weekday morning. Her top-selling videos have sold over 4 million copies, capturing 28% of the fitness video market. She has six videos in the top ten and has authored three best selling books on fitness.

Medical Information Systems
---------------------------
Mooney-Edwards Enterprises, Inc. d/b/a Medical Information Systems ("MIS"), a Florida corporation was acquired by OCGT on June 25, 1992. Substantially all of the assets of MIS, as of July 28, 1999, were sold to Medical Manager Southeast, Inc.("MM") and MM assumed substantially all of the liabilities related to operations as of July 28, 1999. MIS was the area dealer for MM, which is reputed to be the most widely used software package in the medical industry. The sale was made under the dealer acquisition program initiated by MM in 1997 when it became publicly held. MIS marketed computer systems to providers of medical services. The packages included hardware, software, staff training and provided for an annual service contract. In addition to the basic accounts receivable and insurance billing applications, MIS provided the offices with accounts payable, general ledger, payroll and word processing programs. The service contracts provided for ongoing continuing education and system maintenance.



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

     Marketing   Although CIGs were sold and end user purchasers (i.e.
     ---------
 physicians, corporate and governmental medical departments) appear to find the unit useful, OCGT has been unable to generate sufficient revenues to fund its operations or to operate at a profit. OCGT believes that lack of universal reimbursement for the CIG has hindered its attempt to sell the CIG. Although a CIG was sold during the fiscal year ended June 30, 2001, to date, OCGT has not derived substantial revenues from the sale of CIGs and there can be no assurance that OCGT will ever be able to market the CIG.

     Competition  The Cardiointegraph is a diagnostic device which
     ------------
 employs a unique method, parts of which are patented, for the diagnosis of coronary heart disease. OCGT believes that the CIG does not compete directly with any other diagnostic method. However, the CIG does compete generally with other diagnostic methods, such as stress testing and thallium perfusion stress tests. The Cardiointegram procedure is done at rest, requires less doctor-time and costs less than the other available methods. In the past, OCGT sold its product through medical distributors, a sales and marketing method employed by other medical equipment manufacturers.

     Patent Protection  OCGT's business is dependent to some extent,
     ------------------
 upon patent protection of its method of signal analysis and its application to the Cardiointegraph. OCGT's primary patent expired in November 1986. In June 1985 a new method patent was granted to OCGT which expires in the year 2002. This new patent covers OCGT's method for correctly detecting in a repeatable fashion the proper base line which is essential to accurately compute the CIG. OCGT believes that this patent will adequately protect its competitive position.
Although certain of OCGT's processes are of a non-patentable nature, OCGT believes that it has significant lead time over potential competitors in the field of classifying and evaluating data by this patented method and apparatus as a result of its know-how and expertise which supplement the patent protection. "Cardiointegraph" is not a registered trademark or trade name, however, OCGT is not aware of any other companies using such name or manufacturing such product. OCGT owns trademark registrations in the United States for "OCG".

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

Employees
---------
OCGT employs 3 full time employees, all of whom are non-salaried officers, its subsidiary, PSI employs 5 salaried employees including officers, 4 of whom are full time and 1 part time.


Item 2.  Properties
         ----------

OCGT leases approximately 1,000 square feet of office space at 56 Harrison Street, New Rochelle, New York where it maintains its executive and sales office. The lease bears an annual rental of $20,952 until June 30, 2003. However, it may incur annual increases based on an escalation provision in the lease until its expiration on June 30, 2003.

PSI leases approximately 3,634 square feet of office space in Newport News, VA. The lease bears an annual rental $42,665 until expiration on May 31, 2004.


Item 3.  Legal Proceedings
         -----------------

In April, 2001, an action was commenced by two former employees (the "Plaintiffs") of Mooney-Edwards Enterprises, Inc. ("MIS"), a previously wholly-owned subsidiary of the Company, against the Company and its President (collectively, the "Defendants"), alleging what appear to be four frivolous claims arising out of the same transaction. By their Amended Answer with Counterclaims, the Defendants denied the material allegations of the Complaint, alleged two affirmative defenses, and the Company counterclaimed against the Plaintiffs for monies due the Company from the Plaintiffs, representing Prepaid Officers' Salaries and Advances to Officers made by MIS to the Plaintiffs in the aggregate amount of $105,514.00. The Company also counterclaimed for payments the Plaintiffs caused MIS to make, not determinable at the present time, for items which, on their face, appear to be personal obligations of the Plaintiffs. Although discovery has not concluded, it appears from the evidence available to date, that the Plaintiffs had breached their obligations and duties to MIS, and therefore, Plaintiffs' claims are frivolous.

     Based upon the information to date, it is our counsel's opinion that the Plaintiffs will be unsuccessful in their claims, and that the Company has a likelihood of being successful on its counterclaims.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

          NONE


                             PART II

Item 5.  Market for the Registrant's Common Stock and Related
         ----------------------------------------------------
         Stockholder Matters.
         --------------------

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

Fiscal Year Ended June 30, 2000                   High      Low
-------------------------------                  ----       ---
1st Quarter                                     .5156      .2969
2nd Quarter                                     .5312      .3125
3rd Quarter                                     .4531      .2969
4th Quarter                                     .3594      .1406

Fiscal Year Ended June 30, 2001                   High      Low
-------------------------------                  ----       ---
1st Quarter                                     .1875      .1250
2nd Quarter                                     .1562      .0469
3rd Quarter                                     .3125      .0625
4th Quarter                                     .1875      .0750


As of June 30, 2001 there were approximately 1,339 record holders of the Common Stock, which does not include stockholders whose shares are registered in "nominee" or "street" name. The closing bid price per share for the Common Stock on September 10, 2001 was $.0800.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------

               Fiscal 2001 Compared to Fiscal 2000
General
-------
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere herein. The following discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and OCGT intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include predictions, estimates and other statements that involve a number of risks and uncertainties. While this outlook represents OCGT's current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein.

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

Total revenues decreased to $53,955 for the year ended June 30, 2001 from $79,412 for 2000. Cost of sales was unchanged.

Marketing general and administrative expenses decreased $294,183 for the year ended June 30, 2001 as compared to 2000 due primarily to the accelerated write-off of proprietary technology related to the creation of PrimeCare(TM) System and a decrease in amortization.

Liquidity and Capital Resources
-------------------------------
At June 30, 2001 OCGT had a current ratio of 1.01 to 1 compared to
1.35 to 1 as of June 30, 2000. Although the net loss from operations for the year ended June 30, 2001 was $558,132 a significant part of the loss resulted from non-cash charges of approximately $429,478, which accounted for 76.95% of the total loss from operations.

Cash on hand and accounts receivable were $17,249 at June 30, 2001. During the year ended June 30, 2001, OCGT received $240,000 in cash through the sale of equity interests. Subsequent to June 30, 2001 OCGT received an additional $101,000 in cash through the sale of equity interests. Although, in the past, OCGT's principal means of overcoming its cash shortfalls from operations was from the sale of OCGT's common stock and the exercise of warrants, there can be no assurances that OCGT will succeed in its efforts. However, on August 2, 1999, pursuant to the terms of an Asset Purchase Agreement, Mooney-Edwards Enterprises, Inc.("MIS"), a wholly owned subsidiary of OCGT, sold substantially all of the assets, as of July 28, 1999, to Medical Manager Southeast, Inc.("MM") and MM assumed substantially all of the liabilities related to operations as of July 28, 1999 for a purchase price equal to four-hundred-two thousand eight-hundred-six dollars ($402,806).

Revenue Opportunities.
---------------------
OCGT's revenues are primarily derived from marketing the products of its wholly owned subsidiary, PrimeCare Systems, Inc.(" PSI"), a Delaware corporation. (Hereafter "OCGT" shall mean OCGT and/or PSI as the context requires). OCGT, through PSI, has developed, markets, updates and expands the PrimeCare(TM) Patient Management System (the "PrimeCare(TM) System"), PrimeCareOnTheWeb.com, YourOwnHealth.com, YourOwnDoctor.com and DeniseAustin.com, all of which are protected by copyrights. All of PSI's Web products, other than DeniseAustin.com, are centered on parts of the PrimeCare(TM) System (see "Product Overview", Item I, page2)

OCGT believes that the segment of the healthcare market which is capable of generating the greatest activity at its Web sites are the outpatient physicians. Physicians agree that the most important and most time consuming part of the patient/physician encounter is the collection of the patient's detailed history of present illness ("HPI"). Today, as a result of increased patient loads and stringent documentation demands, many physicians do not have the time necessary to obtain a patient's detailed HPI, even thorough most agree that as many as 8 of every ten patients, the diagnosis can be obtained from a detailed HPI.. Four significant goals for a physician are: clinical accuracy, time efficiency, and cost containment while increasing revenues.PrimeCare's products help physicians to achieve those goals. The PrimeCare(TM) System and OCGT's Web products provide significant benefits to physicians, most of which are described in Product Overview in Item I.

Industry sources state that on average, a primary care physician sees between 25 and 30 patients per day. Assuming 25 patient visits per day, a primary care physician, practicing 20 days per month, conducts between 500 and 600 patient visits per month. Thus, assuming 500 patients visits per month and the physician seeing patients only 10 months of the year due to medical conferences, conventions, seminars, vacations, etc., the estimated potential annual use of PrimeCareOnTheWeb per physician is 5,000 patient visits. This creates a potentially very large market for our products. We have therefore developed a program geared to reach this market. Rather than charge the physician for use of the PCW Site product, we provide the service without charge. We rely on the sale of advertising space to generate revenues. The Patient interactive HPI Questionnaires average 25 pages per questionnaire. Each page has been designed with space for up to nine advertisements/sponsorship impressions. Assuming impressions are sold at the rate of $30 per thousand or $0.03 per impression and only five of the nine impression areas are sold, the average revenue per questionnaire would be $3.75 (15 cents x 25). Assuming that advertising revenues per completed Questionnaire average $3.75, it is estimated that each 1,000 medical providers that routinely use PrimeCareOnTheWeb for their patients could result in annual advertising revenues of about $18,750,000 (5000 patient visits x $3.75 x 1,000).

To reach the physician, we are targeting and will continue entering into revenue sharing agreements with physician groups, clinics, hospitals, college and university student health care services, and other medical services organizations (collectively, "Provider Organizations") who agree to market OCGT's products to their physicians and encourage their use thereof. To encourage use of PrimeCareOnTheWeb, PSI offers the physician groups and other medical services organizations a percentage of the advertising revenues derived from their use of PCW. Physicians will drive patient usage of PCW because of the value PCW creates for the physician from its use. Therefore, PCW does not have the enormous costs normally associated with driving traffic to a Web site.

Patients answer Questionnaires that relate to their specific symptoms or problems. This presents an opportunity for pharmaceutical companies and other companies in the health care industry to obtain target focused and topic specific advertising. For example, the Questionnaires dealing with muscular-skeletal pain an ideal location or setting for advertising both prescription and OTC painkillers, anti-inflammatory products, arthritis products, etc. as well as manufacturers of orthopedic products and physical therapy and pain clinics. The advertiser is now reaching potential product users. Additionally, OCGT's Questionnaires average 25 pages and take from ten to twenty-five minutes to complete. This provides the pharmaceutical companies with excellent exposure and brand recognition.

An article published by the Wharton School of the University of Pennsylvania titled "On the Net, RX-rated beats X-rated" and appearing on CNET News.com from Knowledge@Wharton.com, August, 2000
(http://news.cnet.com/news/0-1007-200-2435669.html) stated, "....
Pharmaceutical companies currently spend $2 billion in direct-to-consumer advertising. Johnson & Johnson has said it will move 40 percent of its ad budget to the Internet. If everyone moves 40 percent to the Internet, that's almost $1 billion...."

Revenue Sharing Agreements have been concluded with: (i) Hackensack University Medical Center ("HUMC"), an affiliate of the University of Medicine and Dentistry of New Jersey/New Jersey Medical School and member of the University Health System of New Jersey. The agreement provides for OCGT to link three of it's Web sites, PrimeCareOnTheWeb.com, YourOwnDoctor.com, and YourOwnHealth.com, into the Medical Center's Web sites for use by HUMC's and its network of physicians and their patients. This agreement makes PSI's healthcare software readily available, via the Internet, to the Medical Center's more than 1,000 healthcare providers and their patients. PSI's interactive Questionnaires and Reports give the physician a comprehensive history of a patient's medical problem accompanied by a list of diagnostic possibilities. The record is created without dictation and transcription costs. This saves the physician considerable time and expense. HUMC believes their physicians will recognize the healthcare benefits and cost efficiencies that PrimeCareOnTheWeb.com and YourOwnHealth.com bring to the physician/patient relationship. The Medical Center will schedule training seminars for physicians and their staffs which will be conducted by PSI's personnel; (ii) Advantage Healthcare Net, a regional group purchasing organization, for use by its 260+ Members organizations and their 2,500+ physicians via their Intranet; (iii) Millineum Healthcare Concepts, a healthcare management company with 3,000 plus nationally dispersed healthcare provider clients.; (iv) Physician Alliance Limited, an association of 14 clinics 48
physicians, 19 PAs, and staff.   Other Revenue Sharing Agreements are
currently under negotiation.

OCGT believes that it has the product line that meets the needs and goals of both physicians, physician groups, clinics, hospitals, college and university health care services, and other medical services organizations pharmaceutical companies and other companies in the healthcare industry.

Physicians not wanting to participate in the PCW Site, revenue sharing program will pay a per patient visit fee of $1.50, which equates to annual fees of $7,500 per physician ($1.750 x 5,000 annual patient visits).

Large Fixed Population Groups such as Labor Unions, HMOs, Military Forces, Correctional Facilities and other quasi-governmental agencies responsible for providing health care services will pay a monthly fee based upon number of members or population of the group.

Additional sources of revenues can be generated through Outcomes Research and Studies. Through use of the diagnostic and follow-up HPI Questionnaires, large databases that are statistically useful for universities medical centers, pharmaceuticals and other health industry companies for "Outcomes Research" are created in relatively short periods of time.

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

OCGT believes that it could provide sufficient working capital from operations through marketing its Internet products, the Windows
95/98/ME/2000/NT version of the PrimeCare(TM) System and CodeComplier(TM).

Currently, OCGT has no lines of credit and has no material commitments for capital expenditures outstanding.

                Fiscal 2000 Compared to Fiscal 1999
                -----------------------------------

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




Item 7. Financial Statements
        --------------------
The following are included and filed under this Item and appear immediately following the signature page on page 20:

                                                            PAGE
                                                            ----

     Independent Auditors' Report                           F-1

     Consolidated Balance Sheet - June 30, 2001             F-2

     Consolidated Statements of Operations -
     Years ended June 30, 2001 and 2000                     F-3

     Consolidated Statements of Shareholders'
     Equity - Years ended June 30, 2001 and 2000            F-4

     Consolidated Statements of Cash Flows -
     Years ended June 30, 2001 and 2000                     F-5

     Notes to Consolidated Financial Statements             F-7



Item 8.  Changes In and Disagreements With Accountants on Accounting
         -----------------------------------------------------------
         and Financial Disclosure.
         ------------------------

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

                            PART III

Item 9.  Directors and Executive Officers of the Registrant.
         --------------------------------------------------

     The directors and executive officers of OCGT are:

     Name                 Age                  Position
----------------          ---            ----------------------
Edward C. Levine          74             President and Director

Jarema S. Rakoczy         59             Vice President and Director

Jeffrey P. Nelson         57             Secretary and Director



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

                            Summary Compensation Table
                            --------------------------
       (a)                          (b)                            (c)
                                                      Long-term Compensation  Awards
                             Fiscal Year Ended           Securities Underlying
Name & Principal Position         June 30,                     Options/SARs
-------------------------    -----------------         ------------------------------
Edward C. Levine,                  2001                           - 0 -
   President and Chief             2000                          200,000
   Executive Officer               1999                          300,000

                        Option Grants in Last Fiscal Year
                        ---------------------------------
       (a)              (b)               (c)            (d)                (e)

                     Number of        % of Total
                     Securities      Options/SARs
                     Underlying       Granted to     Exercise or
                    Options/SARs     Employees in    Base Price
      Name            Granted        Fiscal Year      ($/Share)       Expiration Date
----------------    ------------     ------------    -----------      ---------------
Edward C. Levine       none              N/A             N/A                N/A

                  Aggregated Option Exercises in Last Fiscal Year
                       and Fiscal Year End Option Values

The following table sets forth certain information regarding the exercise of stock options during the fiscal year ended June 30, 2001 and the fiscal year ended value of unexercised options for OCGT's named executive officers.
                                                                                 Value of Unexercised
                     Shares         Value          Number of Unexercised        In-the-money Options at
                   Acquired on    Realized      Options at Fiscal Year-End       Fiscal Year End (1)
    Name            Exercise         ($)         Exercisable/Unexercisable     Exercisable/Unexercisable
--------------     -----------    --------      ---------------------------    -------------------------
E. C. Levine          -0-            -0-              500,000 / 0                      $0 / 0
J. S. Rakoczy         -0-            -0-               90,000 / 0                       0 / 0
J. P. Nelson          -0-            -0-              300,000 / 0                       0 / 0

_____________________
Notes:   (1)  Calculated based on the excess of the closing market price of OCGT's common stock as reported on the OTC Bulletin
Board on June 30, 2001  over the option exercise price.



Item 11. Security Ownership of Certain Beneficial Owners and Management.
         --------------------------------------------------------------
The following table sets forth, as of September 30, 2001 certain information with respect to Common Stock ownership of (i) each person known by OCGT to own beneficially more than 5% of the shares of OCGT's Common Stock, (ii) all directors, and (iii) all Officers and Directors as a group.

              Name and Address of      Amount & Nature of         Percent
Class         Beneficial Owner         Beneficial Ownership      of Class
------        -------------------      --------------------      --------
Common        Edward C. Levine          538,826 - direct           1.52%
              56 Harrison Street
              New Rochelle, NY 10801

Common        Jarema S. Rakoczy         359,600 - direct           1.02%
              56 Harrison Street
              New Rochelle, NY 10801

Common        Jeffrey P. Nelson         499,000 - direct           1.42%
              56 Harrison Street
              New Rochelle, NY 10801

Common        All directors and       1,397,426 - direct           3.96%
              officers as a group
              (3 Persons)

Item 12. Certain Relationships and Related Transactions
         ----------------------------------------------
On February 29, 2000, authorized the issuance of, and thereafter issued, 150,000 shares of OCGT's common stock were issued to retire debt in the amount of $37,374. The creditor is the son of OCGT's President.

On July 26, 1999 authorized the issuance of, and thereafter issued, warrants to purchase shares of its Common Stock as follows: Edward C. Levine 200,000 warrants; Jeffrey P. Nelson 150,000 warrants; and Jarema
S. Rakoczy 60,000 warrants; all at $.47 per share.

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

    10.4 Stock Purchase and Exchange Agreement, dated as of May 16, 1994, between the Registrant and PrimeCare Systems, Inc. (incorporated by reference to Exhibit 2 to the Current Report on Form 8-K filed June 1, 1994)

    10.5 Asset Purchase Agreement, dated as of July 28, 1999, between Medical Manager Southeast, Inc.; Mooney-Edwards Enterprises, Inc.; and the Registrant (incorporated by reference to Exhibit 2 to the Current Report on Form 8-K filed August 16, 1999)


    21 Subsidiaries of Registrant. Optronic Labs, Inc., a New York corporation; Mooney-Edwards Enterprises, Inc., a
            Florida corporation; and, PrimeCare Systems, Inc., a
            Delaware corporation.



  (b)  Reports on Form 8-K

            There were no Reports on Form 8-K filed in the fourth quarter of fiscal 2001.

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

                                  OCG TECHNOLOGY, INC.

                                  By: /s/ Edward C. Levine
                                     ---------------------
Dated: October 11, 2001               Edward C. Levine,
                                      President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


/s/ Edward C. Levine    President and Director           October 11, 2001
--------------------    (Principal Executive, Financial
    Edward C. Levine     and Accounting Officer)

/s/ Jeffrey P. Nelson   Secretary and Director           October 11, 2001
---------------------
    Jeffrey P. Nelson


/s/ Jarema S. Rakoczy   Vice President and Director      October 11, 2001
---------------------
    Jarema S. Rakoczy

                        ARTHUR YORKES & COMPANY LLP
                        Certified Public Accountants
                            15 West 39th Street
                          New York, New York 10018



                        INDEPENDENT AUDITORS' REPORT


To the Board of Directors
OCG Technology, Inc. and Subsidiaries
New York, New York


We have audited the accompanying consolidated balance sheet of OCG Technology, Inc. and Subsidiaries as of June 30, 2001, and the related consolidated statements of operations, cash flows and changes in shareholders' equity for the years ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OCG Technology, Inc. and Subsidiaries as of June 30, 2001, and the consolidated results of their operations and their cash flows for the years ended June 30, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

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

                                        /s/Arthur Yorkes & Company LLP
                                           ---------------------------
                                           ARTHUR YORKES & COMPANY LLP

New York, New York
October 4, 2001

                          OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEET

                                      JUNE 30, 2001

                                         ASSETS
Current assets:
	Cash	                                               $       7,775
	Accounts receivable	                                     9,474
	Other current assets	                                   304,654
                                                           -------------
		Total current assets	                             321,903

Property and equipment, net	                                    42,440
Capitalized software costs, net	                             376,193
Other assets	                                                 4,972
                                                           -------------
                                                           $     745,508
                                                           =============

                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
	Accounts payable and accrued expenses	           $      63,841
	Note payable	                                         255,000
                                                           -------------
		Total current liabilities	                       318,841
                                                           -------------
Commitments and contingencies

Shareholders' equity:
	Preferred stock, 1,000,000 shares authorized;
	  Series E Preferred Stock, $.10 par value,
        100,000 shares issued and outstanding	                  10,000
	Common stock, 50,000,000 shares authorized;
	  $.01 par value, 35,223,613 shares issued
         and outstanding	                                   352,236
	Additional paid-in-capital	                          24,676,592
	Accumulated deficit	                               (24,516,661)
	Stock subscriptions receivable	                       (33,000)
                                                           -------------
                                                                 489,167
	Less:  Treasury stock, at cost (12,500 shares)	           (62,500)
                                                           -------------

	Total shareholders' equity	                             426,667
                                                           -------------
		                                               $     745,508
                                                           =============


                  See notes to consolidated financial statements

                                       F-2

                         OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF OPERATIONS

                               FOR THE YEARS ENDED JUNE 30,


                                                        2001             2000
Revenues                                           $      53,955  $      79,412
                                                   -------------  -------------
Costs and expenses:
	Marketing, general and administrative              183,081        477,264
	Depreciation and amortization	                     104,314         86,174
	Product development costs	                     325,164        362,152
	Interest income - net                                 (472)        (1,731)
                                                   -------------  -------------
		Total costs and expenses                     612,087        923,859
                                                   -------------  -------------
Loss from continuing operations                         (558,132)      (844,447)
                                                   -------------  -------------

Discontinued operations:
	Profit from operations of Mooney Edwards                 -         16,707
	Income from sale of business	                           -        341,180
                                                   -------------  -------------
                                                               -        357,887
                                                   -------------  -------------
Net loss                                           $    (558,132) $    (486,560)
                                                   =============  =============

Basic and fully diluted net loss per share:
      Continuing operations                        $        (.02) $        (.03)
	Discontinued operations                                .00	          .01
                                                   -------------  -------------
                                                   $        (.02) $        (.02)
                                                   =============  =============

Weighted average number of
   common shares outstanding                          33,889,153     31,223,399
                                                   =============  =============



                   See notes to consolidated financial statements

                                          OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                         FOR THE YEARS ENDED JUNE 30, 2001 AND 2000


                 Preferred Stock     Common stock       Additional
                   $.10 par           $.01 par           Paid-in     Accumulated  Subscription Treasury
                 Shares  Amount    Shares     Amount     Capital       Deficit     Receivable   Stock        Total
                 ------- -------  ----------  --------  -----------  ------------ ----------- ---------  -----------
Balance at
  June 30, 1999  100,000 $10,000  30,581,557  $305,815  $23,951,577  $(23,471,969) $(361,000) $(62,500)  $  371,923

Issuance of
 stock for
 services              -       -     200,000     2,000       81,180             -          -         -       83,180

Issuance of
 warrants
 for services          -       -           -         -       24,000             -          -         -       24,000

Sale of stock
 and conversion
 of notes
 payable               -       -   1,394,000    13,940      334,444             -          -         -      348,384

Collection
 of stock
 subscription
 receivable            -       -           -         -            -             -      5,000         -        5,000

Net loss               -       -           -         -            -      (486,560)         -         -     (486,560)
                 ------- -------  ----------  --------  -----------  ------------  ---------  --------   ----------
Balance at
 June 30, 2000   100,000  10,000  32,175,557   321,755   24,391,201   (23,958,529)  (356,000)  (62,500)     345,927

Issuance of
 stock for
 services              -       -     430,000     4,300       47,572             -          -         -       51,872

Issuance of
 warrants
 for services          -       -           -         -       24,000             -          -         -       24,000

Sale of stock          -       -   2,618,056    26,181      213,819             -          -         -      240,000

Collection
 of stock
 subscription
 receivable            -       -           -         -            -             -    323,000         -      323,000

Net loss               -       -           -         -            -      (558,132)         -         -     (558,132)
                 ------- -------  ----------  --------  -----------  ------------  ---------  --------   ----------
Balance at
 June 30, 2001   100,000 $10,000  35,223,613  $352,236  $24,676,592  $(24,516,661) $ (33,000) $(62,500)  $  426,667
                 ======= =======  ==========  ========  ===========  ============  ========== ========   ==========

                                See Accompanying Notes to Consolidated Financial Statements.

                                                               F-4

                       OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                            FOR THE YEARS ENDED JUNE 30,

                                                                  2001           2000
Cash flows from operating activities:
   Net loss	                                                  $  (558,132)  $  (486,560)
                                                              -----------   -----------
   Adjustments to reconcile net loss to net cash
    Used in operating activities:
	Gain on sale of subsidiary                                        -      (341,180)
	Depreciation and amortization                               104,314        86,174
	Gain from sale of discontinued operations                         -       (16,707)
	Issuance of stock and warrants for services
	  and other expenses                                         75,872       144,564
   Changes in operating assets and liabilities:
	(Increase) decrease in:
	    Accounts receivable                                      (2,449)        1,443
          Receivable sale of business                              39,908        (9,487)
          Prepaid expenses and other assets                      (259,349)      148,675
          Other assets                                                  -        (1,792)
      (Decrease) increase in:
          Accounts payable and accrued expenses                    17,235        (6,984)
          Due to affiliate                                              -       (10,500)
          Due to officer                                                -       (15,122)
          Note payable - related party                                  -        38,655
                                                              -----------   -----------
             Total adjustments                                    (24,469)       17,739
                                                              -----------   -----------
      Net cash used in operating activities                      (582,601)     (468,821)
                                                              -----------   -----------
Cash flows from investing activities:
   Purchases of property and equipment                               (355)      (14,807)
   Capitalized software development costs                        (215,098)     (255,838)
   Proceeds from sale of business                                       -       357,887
                                                              -----------   -----------
      Net cash provided by investing activities                  (215,453)       87,242
                                                              -----------   -----------
Cash flows from financing activities:
   Proceeds from issuance of common stock                         240,000             -
   Reduction of stock subscription receivable                     323,000         5,000
   Proceeds from issuance of notes payable                        205,000       311,000
                                                              -----------   -----------
      Net cash provided by financing activities                   768,000       316,000
                                                              -----------   -----------
Net (decrease) increase in cash                                   (30,054)      (65,579)

Cash, beginning of year                                            37,829       103,408
                                                              -----------   -----------
Cash, end of year                                             $     7,775   $    37,829


                      See notes to consolidated financial statements

                     OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                         FOR THE YEARS ENDED JUNE 30,



                                                        2001       2000
                                                      --------   --------
Supplemental disclosure of cash flows information:

     Interest paid                                    $     71   $    596
                                                      ========   ========

Supplemental disclosure:

	Non-cash investing and financing activities:

For services rendered during the year the company issued an additional 430,000 shares of common stock.





                See notes to consolidated financial statements

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2001 AND 2000





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

                                JUNE 30, 2001 AND 2000



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

                       JUNE 30, 2001 AND 2000



  1. Summary of significant accounting policies:  (continued)

     Net loss per share:

     OCG has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128") that requires the reporting of both basic and diluted earnings per share. Basic net loss per share is computed by dividing net loss available to common shareowners by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the fully diluted loss per share calculation for 2001 and 2000 because their effect would be antidilutive.

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

     Cash:

     OCG considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2001 and 2000.

     2.     Net assets held for sale:

     In July 1999, OCG sold the net assets of Mooney Edwards for approximately $400,000.

                 OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       JUNE 30, 2001 AND 2000



  2. Net assets held for sale:  (continued)

     The following summarizes the results of operations for the two years ended June 30, 2001 and 2000 for Mooney Edwards:

                                                 2001        2000
                                              ---------   ---------
       Net sales                              $       -   $  72,623
                                              ---------   ---------
       Cost of sales                                  -      17,318
       Operating expenses                             -      38,598
                                              ---------   ---------
          Total expense                               -      55,916
                                              ---------   ---------
       Net profit (loss)                      $       -   $  16,707
                                              =========   =========
  3. Property and equipment:

     Property and equipment consists of the following:

                                                 2001        2000
                                              ---------   ---------
       Equipment held under fee for
          service arrangements                $ 366,675   $ 366,675
       Machinery and equipment                  290,684     290,329
                                              ---------   ---------
                                                657,359     657,004
       Less:  Accumulated depreciation          614,919     579,348
                                              ---------   ---------
                                              $  42,440   $  77,656
                                              =========   =========

       Depreciation expense was $35,571 and $60,174 for the years ended June 30, 2001 and 2000, respectively.

  4. Note payables:

     Note payables are unsecured, due on demand, and bears interest at 1% above the prime rate per annum.

                  OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         JUNE 30, 2001 AND 2000





  5. Shareholders' equity:

     Preferred stock:

     On July 12, 1984, the shareholders of OCG approved the creation of a class of 1,000,000 shares of preferred stock, and authorized the Board of Directors to establish and designate the number of shares and relative rights, preferences and limitations of such preferred stock.

     Series E Preferred Stock:

     In June 1992, the Board of Directors designated 100,000 shares of Preferred Stock as Series E Preferred Stock. These shares were issued in conjunction with the acquisition of Mooney Edwards. These shares:
     (i) are non-convertible with the right to vote on the same basis as the holders of OCG's common stock, (ii) may be redeemed in whole or in part at the option of OCG at a price of $30 per share plus all accrued and unpaid dividends thereon, and, (iii) have the right to dividends which are not cumulative and are limited to a fraction of all cash dividends declared and to be distributed by OCG to all classes of its shareholders in any fiscal year, the (A) numerator of which shall be an amount equal to fifty (50%) percent of the net profits of Mooney Edwards for the prior fiscal year; and the (B) denominator of which shall be the sum of the net profits of OCG (including those of Mooney Edwards) for such prior fiscal year, and no more. No dividends to Series E Preferred shareholders were due at June 30, 2001 and 2000 (see
     Note 9 regarding sale of Mooney Edwards).

     Common stock:


     In fiscal 2001 OCG sold 2,618,056 shares of common stock in private placements for $240,000.

     In fiscal 2000 OCG sold 1,394,000 shares of common stock in private placements for $348,384.

     In Fiscal 2001, OCG issued 430,000 shares of common stock for services rendered.

     In Fiscal 2000, OCG issued 200,000 shares of common stock for services rendered.

     Stock subscriptions receivable:

     Demand notes receivable of $33,000 is outstanding at June 30, 2001. These notes were issued to various individuals including Officers and Directors of OCG in connection with their fiscal 1998 exercise of warrants for the purchase of common stock and are collateralized by common stock of OCG owned by these individuals.

                  OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       JUNE 30, 2001 AND 2000



  5. Shareholders' equity:  (continued)

     Warrants:

     OCG accounts for warrants granted to employees and directors under APB No. 25. Had compensation costs of these warrants been determined consistent with SFAS No. 123, OCG's consolidated net loss and net loss per share would have been as follows:

                                                2001           2000
                                           -----------    ------------
       Net loss as reported                $        -     $   (486,560)
       Net loss pro forma                           -         (781,040)
       Primary loss per share as reported           -             (.02)
       Primary loss per share pro forma             -             (.03)

     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts.

     All transactions with individuals other than those considered employees, as set forth within the scope of APB No. 25, have been accounted for under the provisions of SFAS No. 123 during fiscal 2001 and 2000.

     The fair value of each warrant grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions:

                                                 2001           2000
                                              --------       --------
       Risk-free interest rate                       -         5.922%
       Expected dividend yield                       -             -
       Expected lives                                -             3
       Expected stock price volatility               -           155%

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2001 AND 2000




  5. Shareholders' equity:  (continued)

     Warrants:  (continued)

     Warrants issued for services generally vest immediately. Warrant activity for the years ended June 30, 2001 and 2000 is summarized as follows:

                                                      2001        2000

       Outstanding at beginning of year             4,689,000  5,896,000
       Warrants granted                             2,717,056  1,227,000
       Warrants canceled                           (1,380,000)(2,434,000)
                                                   ----------  ---------
       Outstanding at end of year                   6,026,056  4,689,000


     OCG issued warrants for the following:

                                              Exercise    Value of
                                    Warrants   Price      Warrants
                                   ---------  --------    --------
       2001
          Non-compensatory:
            Attached to sale
                of stock           2,717,056    $.35            -

       2000
          Non-compensatory:
            Employees and
                directors          1,227,000    $.47            -
                                   ---------   -------   --------
                                   3,944,056             $      -
                                   =========   =======   ========

                  OCG TECHNOLOGY, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       JUNE 30, 2001 AND 2000





  5. Shareholders' equity:  (continued)

     Warrants:  (continued)

     At June 30, 2001, 6,026,056 shares of OCG common stock were reserved for future issuance with respect to the following warrants:

       Expiration                    Exercise Price     Common Shares
       ----------                    --------------     -------------
       October 2001                           $1.00            20,000
       November 2001 - June 2002        $.26 - $.49            50,000
       December 2001                           $.65           150,000
       April 2002                              $.40           100,000
       June 2002                               $.47         1,762,000
       July 2002                               $.47         1,227,000
       December 2002                           $.40            50,000
       January 2003                            $.35         2,618,056
       February 2003                           $.40            25,000
       September 2003 - June 2004        $.15 - $25            24,000
                                                         ------------
                                                            6,026,056
                                                         ============
  6. Commitments and contingencies:

     The Company is obligated under two leases for their office space.

     The first lease expires June 30, 2003 at an annual rent of $20,952. The second lease expires May 31, 2004 at an annual rental of $42,665.

     The minimum lease payments under the above lease are as follows:

                 Year Ended
                   June 30,                 Amount
                 ----------             ------------
                   2002                 $     63,617
                   2003                       63,617
                   2004                       42,665
                                        ------------
                                        $    169,899

                   OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           JUNE 30, 2001 AND 2000




  6. Commitments and contingencies:  (continued)

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

  7. Income taxes:

     At June 30, 2001, OCG had net operating loss carryforwards of approximately $12,300,000 which will expire at various dates from 2002 through 2021 subject to certain limitations. The deferred tax asset arising from net operating loss carry forwards are offset by a 100% valuation allowance due to the uncertainty as to their realization.

     OCG has entered into numerous equity transactions which may significantly limit the utilization of these net operating losses, pursuant to Internal Revenue Code Section 382. OCG has not performed a study to determine the effects of Section 382, and accordingly is unable to determine the annual limitations which may be imposed pursuant to Section 382.

  8. Related party transactions:

       A. Certain OCG officers received 410,000 warrants at an exercise price of $.47 per share. These warrants expire July 2002.

       B. Certain of OCG's officers served without cash compensation for the years ended June 30, 2001 and 2000.

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