Form 10QSB
period 2001-09-30
OCG TECHNOLOGY INC
filed 2001-11-19
CIK 73779

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB


(Mark One)
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             For the quarterly period ended September 30, 2001

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Class                        Shares Outstanding at November 6, 2001
----------------------------           --------------------------------------
Common Stock ($.01 par value)                    35,223,613 Shares

                        OCG TECHNOLOGY, INC. AND SUBSIDIARIES


                                        INDEX


PART I.  FINANCIAL  INFORMATION                       PAGE NUMBER
-------------------------------------                  -----------

Consolidated Condensed Balance Sheets
September 30, 2001 and June 30, 2001                         1

Consolidated Condensed Statements of Loss for
the Three Months Ended September 30, 2001 and 2000           2

Consolidated Condensed Statements of Cash Flow for
the Three Months Ended September 30, 2001 and 2000           3

Notes to Consolidated Condensed Financial Statements         4

Management's Discussion and Analysis of
Financial Condition and Results of Operations                6


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                  10


                        				OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                        				CONSOLIDATED CONDENSED BALANCE SHEETS

                                                              SEPTEMBER 30, 2001     JUNE 30, 2001
ASSETS                                                           (UNAUDITED)            (AUDITED)
Current Assets:

        Cash                                                  $     21,612          $      7,775
        Receivables, trade                                           2,264                 9,474
        Inventory                                                    8,856                     0
        Other current assets                                       219,920               304,654
                                                              -------------         -------------
        Total current assets                                       252,652               321,903

Property and equipment, net of accumulated depreciation of
          ($585,069)           ($577,765)                           35,136                42,440

Capitalized software costs, net of accumulated amortization
          ($118,290)           ($ 94,743)                          386,058               376,193

Other assets                                                         4,972                 4,972
                                                              -------------         -------------
        Total assets                                          $    678,818          $    745,508
                                                              =============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Accounts payable and accrued expenses                 $     57,120          $     63,841
        Notes payable                                              356,000               255,000
        Bank loans payable                                           8,000                     0
                                                              -------------         -------------
        Total current liabilities                                  421,120               318,841
                                                              -------------         -------------

Shareholders' equity: (Note 4)
        Preferred stock $.10 par value, Series E                    10,000                10,000
        Common stock $.01 par value                                352,236               352,236
        Additional paid-in capital                              24,682,592            24,676,592
        Deficit                                                (24,691,630)          (24,516,661)
        Subscription receivable                                   ( 33,000)             ( 33,000)
                                                              -------------         -------------
                                                                   320,198               489,167
        Less treasury stock, at cost                               (62,500)              (62,500)
                                                              -------------         -------------
        Total shareholders' equity                                 257,698               426,667
                                                              -------------         -------------
Total liabilities and shareholders' equity                    $    678,818          $    745,508
                                                              =============         =============


See accompanying notes to consolidated condensed financial statements

                                               1

                                 OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                            CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                          (UNAUDITED)

                                                     THREE MONTHS ENDED SEPTEMBER 30,

                                                           2001              2000
                                                      -----------         -----------
Revenue:

        Sales                                         $    10,774         $    24,909
                                                      -----------         -----------

Costs and expenses:

        Cost of sales                                       1,994                   0

        Marketing, general and administrative              76,669              43,513

        Depreciation and Amortization                      30,851              25,135

        Product development costs                          76,229             130,922

        Interest - net                                          0                (476)
                                                      -----------         -----------
Total Expenses                                            185,743             199,094
                                                      -----------         -----------
Net Loss                                              $  (174,969)        $  (174,185)
                                                      ===========         ===========

Weighted average number of Common
        Shares outstanding during period               33,951,661          32,320,485
                                                      ===========         ===========


Loss per Common Share                                 $    ($0.01)        $    ($0.01)
                                                      ===========         ===========





          See accompanying notes to consolidated condensed financial statements



                                            OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                                                  STATEMENTS OF CASH FLOWS
                                                         (UNAUDITED)

                                                                                               THREE MONTHS ENDED SEPTEMBER 30,
                                                                                               --------------------------------
                                                                                                   2001               2000
Cash flows from operating activities:
        Net income (loss)                                                                      $ (174,969)       $ (174,185)
                                                                                               ----------        ----------
        Adjustments to reconcile net income (loss)
          to net cash used in operating activities:
                Depreciation and amortization                                                      30,851            25,135
                Issuance of stock and warrants for services                                         6,000             6,000

        Changes in assets and liabilities
                (Increase) decrease in receivables                                                  7,210            (2,794)
                (Increase) decrease in notes receivable (sale of business)                              0            39,908
                (Increase) decrease in other current assets                                        84,736            23,522
                (Increase) decrease in inventory                                                   (8,856)                0
                (Decrease) in accounts payable and accrued expenses                                (6,722)          (14,928)
                                                                                               ----------        ----------
                        Total adjustments                                                         113,219            76,843
                                                                                               ----------        ----------
                        Net cash used in operating activities                                     (61,750)          (97,342)
                                                                                               ----------        ----------
Cash flows from investing activities:
       Capitalized software development costs                                                     (33,412)                0
      (Increase)decrease in property and equipment                                                      0              (355)

Cash flows from financing activities:
        Increase (decrease)in notes                                                               101,000            35,000
        Increase (decrease)in bank loans                                                            8,000                 0
        Proceeds from issuance of common stock                                                          0            75,000
                                                                                               ----------        ----------
                        Net cash changes from investing and financing activities                   75,588           109,645
                                                                                               ----------        ----------
Net increase (decrease) in cash                                                                    13,838            12,303

Cash, beginning of period                                                                           7,774            37,829
                                                                                               ----------        ----------
Cash, end of period                                                                            $   21,612        $   50,132
                                                                                               ==========        ==========


See accompanying notes to consolidated condensed financial statements

              OCG TECHNOLOGY, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           (UNAUDITED)

1. In the opinion of the Company, (which, together with its subsidiaries, unless the context otherwise requires, is referred to as "OCGT"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2001 and the results of operations for the three months ended September 30, 2001 and 2000 and the statements of cash flows for the three months ended September 30, 2001 and 2000. The June 30, 2001 balance sheet has been derived from the Company's audited financial statements.

     The results of operations for the three months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

4.   Capital Changes:

     During the three months ended September 30, 2001, for services rendered in accord with the terms of a consulting agreement, warrants were issued to purchase a total of 15,000 shares of the Company's common stock at exercise prices ranging between $0.15 to $0.25 per share with exercise dates of said warrants expiring between July 1 to September 1, 2003. The Company reflected a total expense of $6,000 for the three month period ending September 30, 2001.

     During the three months ended September 30, 2001, for business development services to be rendered in accord with the terms of a consulting agreement, OCGT issued warrants to purchase an aggregate of 1,500,000 shares of the Company's common stock at exercise price $0.10 per share with an exercise date of said warrants expiring July 31, 2003.

     During the three months ended September 30, 2001, for business development services to be rendered in accord with the terms of a consulting agreement, OCGT issued warrants to purchase an aggregate of 400,000 shares of the Company's common stock at exercise price $0.10 per share with an exercise date of said warrants expiring August 31, 2003.

     During the three months ended September 30, 2001, for business development services to be rendered in accord with the terms of a consulting agreement, OCGT issued warrants to purchase an aggregate of 200,000 shares of the Company's common stock at exercise price $0.10 per share with an exercise date of said warrants expiring August 31, 2003.

     During the three months ended September 30, 2001, for business development services to be rendered in accord with the terms of a consulting agreement, OCGT issued warrants to purchase an aggregate of 800,000 shares of the Company's common stock at exercise price $0.10 per share with an exercise date of said warrants expiring August 31, 2003.

     During the three months ended September 30, 2001, for business development services to be rendered in accord with the terms of a consulting agreement, OCGT issued warrants to purchase an aggregate of 1,500,000 shares of the Company's common stock at exercise price $0.10 per share with an exercise date of said warrants expiring September 30, 2003.

     The Company has agreed to replace its current promissory notes with secured convertible notes which will enable the holders to convert their loans into a class of convertible preferred stock to be created.

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

Results of Operations
--------------------- Total revenues decreased $14,235 for the three months ended September 30, 2001 as compared to the same period for 2000 primarily as a result of no sales of OCGT's CIG and the end of an Internet license. The sales of OCG Technology, Inc. ("OCGT"), and Prime Care Systems, Inc ("PSI"), a subsidiary of OCGT, were $0 and $14,235 respectively, for the three months ended September 30, 2001.

Marketing, general and administrative expenses increased $35150 for the three months ended September 30, 2001 as compared to the same period for 2000 primarily as a result of the increase of expenditures for business development.

Liquidity and Capital Resources
-------------------------------    At September 30, 2001, OCGT had a current
ratio of .57 to 1 compared to .7 to 1 as of September 30,2000. The net loss from operations for the three months ended September 30, 2001, was $174,969 of which loss from non-cash charges of $115,227 accounted for 66% of the total loss from operations. OCGT has experienced recurring losses from operations and has been unable to provide sufficient working capital from operations and has relied on the sale of equity interests in OCGT, and the exercise of warrants and loans from shareholders to fund its operations. OCGT's auditors have included an explanatory paragraph regarding the ability of OCGT to continue as a "going concern".

Cash on hand and accounts receivable were $23,876 at September 30, 2001. OCGT also has $33,000 of demand notes due related to their exercise of warrants. In the past, OCGT's principal means of overcoming its cash shortfalls from operations was from the sale of OCGT's common stock. During the three months ended September 30, 2000, OCGT received $101,000 in loans from shareholders. Although, in the past, OCGT has been able to provide working capital through the sale of equity interests in OCGT, loans from shareholders and through the exercise of warrants, there can be no assurances that OCGT will succeed in its efforts.

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


Products and Competition.
-------------------------
OCGT acquired PrimeCare Systems, Inc.(" PSI"), a Delaware corporation, on May 16, 1994. PSI owns all right, title and interest in the PrimeCareTM Patient Management System ("the PrimeCareTM System"), which is protected by copyrights. (Hereafter "OCGT" shall mean OCGT and/or PSI as the context requires).

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

Products:
--------
     PrimeCareTM Patient Management System ("the PrimeCareTM System") is an in-office client server based, user friendly, patient management system, and, also, is uniquely patient interactive, as well as physician and staff interactive. The PrimeCareTM System: (i) creates an electronic medical record documenting the patient/physician encounter; (ii) is compatible with practice management and billing systems, EMR and CPR systems; (iii) is Health Insurance Portability Accountability Act ("HIPAA") compliant; (iv) is designed for use in ambulatory clinics, group and individual practices; (v) uses an authoritative and comprehensive knowledge database of approximately 280 symptom and problem oriented patient History of Present Illness ("HPI") Questionnaires for diagnostic and follow-up office visits; (vi) collectively contains over 100,000 complaint and disease state questions, over 1,600 diagnoses, 1,250 physician reference articles, 1,700 patient education articles; (vii) allows the staff to schedule the appropriate HPI Questionnaire and enter the vital signs; (viii) interacts directly with the patient by having the patient select the answers that apply to their problem from the HPI Questionnaire; (ix) does not require the patient to have computer or typing skills; (x) enables the physician to obtain their patients' detailed HPI by having the patient answer the HPI Questionnaire without requiring physician or staff time; (xi) allows the physician to interact directly with the PrimeCareTM System to select and document the normal and abnormal physical findings, assessments, tests, prescriptions and treatment plan for the patient; (xii) automatic (real time) calculation of HCFA's Evaluation and Management code, with full audit trail, used for determining the reimbursement level by Medicare and other third party payors for the office visit; (xiii) helps prevents E&M code down grading by HCFA due to "insufficient documentation"; (xiv) encrypts all medical data for storage; (xv) eliminates dictation and transcription costs; (xvi) reduces risk of malpractice liability due to errors of omission and "failure to consider"; (xvii) permits patients to answer HPI questionnaires at their own speed and at the patient's option in English or Spanish; (xviii) creates significant clinical and patient databases for outcomes research; and (xix) allows staff to schedule HPI Questionnaire for patient interview via the Internet and allows patient to answer HPI Questionnaires via PrimeCareOnTheWebTM (see next section, PrimeCareOnTheWebTM).

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

The PrimeCare(TM) System has other enhancements and features which include:
(1) voice command recognition capability (for physicians only) and touch screen which may be used by both, patient and physician. All keystrokes, mouse clicks are duplicated by the touch screen and/or voice command hardware and software. (2) The PrimeCareTM System uses either Microsoft's SQL Server or Interbase, as a database. This expands the flexibility of the PrimeCareTM System since it enables medical facilities that are using MS SQL Server database for practice management systems and other software to add PrimeCareTM without purchasing an additional database. Both databases support distributed processing in local and wide area networks.

     Code Complier(TM):
     ---------------- OCGT has also developed Code ComplierTM an application software program that was designed to be used in conjunction with OCGT's PrimeCareTM System and PrimeCareOnTheWeb.comTM (described below). As each item of information is entered into and collected by the PrimeCareTM System during the patient encounter, the CodeComplierTM organizes the data in the proper classification and using the 1997 HCFA guidelines, automatically calculates HCFA's Evaluation and Management code level, with full audit trail, used for determining the reimbursement level by Medicare and other third party payors for the History, Physical Findings and Decision Making sections the office visit. It totally eliminates the time and effort which would otherwise be required by physician office personnel to complete this task. CodeComplierTM takes the guess work out of E&M compliance. However, no assurances can be given that OCGT's marketing plan will succeed.

     PrimeCareOnTheWeb.com (the "PCW Site"):
     --------------------------------------  The PCW Site is a unique physician and patient interactive Site that: (i) uses the HPI questionnaires for diagnostic and follow-up office visits, physician reference articles, patient education material, CodeComplierTM for real time calculation of E&M code and scheduler portion of the PrimeCareTM System; (ii) enables physicians to obtain their patient's detailed HPI by having the patient answer HPI Questionnaires via the Internet without requiring physician time; (iii) saves the physician and staff the time required to obtain the HPI, thus allowing them to give more attention to each patient and/or see more patients; (iv) produces an extremely comprehensive HPI that includes all of the "yes" answers, pertinent negatives and a list of the diagnostic possibilities with the answers that support each diagnostic consideration; (v) is HIPAA compliant; (vi) protects all Internet communication and the confidentiality rights of every user through a unique user ID and password per questionnaire to be answered and secure digital certificates from VeriSignTM, (vii) encrypts all data for storage; (viii) creates a significant data base for outcomes research; and (ix) automatically provides registered physicians individual Web sites on YourOwnDoctorTM.com.

     YourOwnDoctor.com (the "YOD Site"):
     ----------------------------------  The YOD Site is a web community created, owned, operated and maintained by PSI that: (i) provides free individual Web sites for physicians, physician groups, and other healthcare providers that register for PrimeCareOnTheWebTM; (ii) enables physicians to promote their services through displaying credentials, including photos of each physician and staff in the office, listing specialities, office hours, directions, maps, phone numbers, e-mail addresses, and accepted insurance plans; (iii) provides useful links to other medical sites; (iv) provides a direct link from physician site to PCW that enables patient to access appropriate HPI Questionnaire and complete; (v) provides direct link to YourOwnHealth.comTM for use by patients.

     YourOwnHealth.com (the "YOH Site"):
     ---------------------------------   The YOH Site is a unique, free
online health and wellness site and empowers healthcare consumers to be better prepared for their next visit to the doctor. The YOH Site offers: (1) the "Medical Interview" that: (i) enables visitors to securely and anonymously select and complete from 110 of the 280 diagnostic problem specific HPI Questionnaires contained in the PrimeCareTM System; (ii) generates and makes available to the visitor a detailed HPI report based upon their responses;
(iii) permits the visitor to answer the Questionnaires in either English or Spanish; (iv) encrypts all medical data and uses digital certificates from VeriSignTM for Internet communication; (v) provides banner links to the YOD Site and www.DeniseAustin.com. (2) "YourOwnHealthTM Notebook": (i) is a secure depository for storage of personal and family medical data for Registered Members; (ii) can be accessed only through the use of registered IDs and Passwords; (iii) encrypts all medical data and uses digital certificates from VeriSignTM for Internet communication; (iv) provides a convenient way to keep track of personal health issues such as allergies, immunizations, medications and others that can be kept and edited on designated lists; (v) allows the Member to save the completed Questionnaire HPI report and to add personal notes and reminders to the record. (3) "YourOwnHealthTM Reference" provides extensive healthcare consumer education material relating to diseases, disease management, medical procedures and prescription and common over the counter medications, including drug interaction.

Competition:
-----------
OCGT has not identified any competitive patient management system which embodies all the features of the PrimeCare(TM) System, in particular the complaint specific, interactive Questionnaires completed by the patient and the report generated by the patient's responses. OCGT believes that it has the only in-office patient management system and Web sites that enable physicians to obtain the patient's detailed HPI by having the patient answer problem-specific HPI Questionnaires on a PC in the office or via the Internet. This HPI is obtained without requiring physician time. However, other companies market systems which may have some of the features of the PrimeCare(TM) System and some companies market medical office products which perform different functions than those performed by the PrimeCare(TM) System. To date, market penetration by both PSI and its competitors has been very small.


The Market:
----------
OCGT's markets for: (a) the PrimeCare System, the PCW Site and the YOD Site are ambulatory/outpatient medical facilities, such as, primary care physicians, medical clinics, group practices, and health maintenance organizations, in general, healthcare providers other than those providing care to patients confined to hospital beds; and (b) the YOH Site is for use of the general public.

According to the American Medical Association, there are in excess of 675,000 physicians in the U.S. OCGT estimates that of this group, at least 300,000 physicians would benefit from the use of OCGT's healthcare products.

According to a Harris Interactive nationwide survey of practicing physicians released March 28, 2000,

  .. 51% of physicians access the Internet from their personal office areas .. 34% of physicians access the Internet in their clinical work areas

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

Revenue Sources and Marketing Strategy:
--------------------------------------   During the fiscal year ending June
30, 2001, OCGT's marketing efforts had been concentrated on its Web products. However, during this past quarter significant interest and opportunities have arisen for marketing the PrimeCareTM Patient Management System (the "PrimeCare System") as part of a major multi-year international healthcare information management program.. Successful completion of these contracts would produce very significant revenues for OCGT.

OCGT believes that a significant revenues will be derived from the sale of advertising, outcomes research and licensing fees for use of the PrimeCare System. OCGT believes that its initial and potentially largest source of revenues will be derived from the sale of advertising. Its second source of revenues will be from outcomes research and an additional source of income will be derived from fees for use of the PrimeCare System.

Advertising Revenues.
--------------------             An article appearing in CNET News.com from
Knowledge@Wharton.com, August 7, 2000 stated, ".... Pharmaceutical companies currently spend $2 billion in direct-to-consumer advertising. Johnson & Johnson has said it will move 40 percent of its ad budget to the Internet. If everyone moves 40 percent to the Internet, that's almost $1 billion...."

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

Outcomes Research.
----------------- OCGT anticipates receiving significant fees for conducting outcomes research for pharmaceutical companies and teaching hospitals. OCGT anonymizes, encrypts and stores both the completed diagnostic and follow-up Questionnaires. This ever-growing medical database can be analyzed in various ways to determine the effectiveness of treatment plans, medications, etc.

Licensing Fees:
--------------    OCGT believes that annual licensing fees from large fixed
population groups such as labor unions, HMOs, military forces and correctional
facilities can be a significant source of revenues.   Additionally, after
using the PCW Site for several months, healthcare providers will recognize the benefits of using the full system including the CodeComplier, not just the HPI section, and will be willing to pay a monthly based upon the number of patient visits for this service.

Targeting The Market:
-------------------- The primary focus is on targeting healthcare provider organizations whose physicians can drive the most traffic to the Web sites. OCGT is establishing business relationships with organizations that currently deal with healthcare providers. These organizations consist of MSOs, IPAs, GPOs, etc., marketers of software and hardware, such as, office management system vendors, other healthcare Web sites, etc. OCGT enters into revenue sharing agreements with these organizations. OCGT currently recruits and trains these organizations through: (a) its sales and marketing staff ;and (b) through independent consultants. The independent consultants are compensated solely on a commission bases. OCGT intends to expand both its in house staff and its consultant network.

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

Fitness Web Site:
---------------- OCGT designed, created, operates, maintains and markets a fitness and wellness Site known as www.DeniseAustin.com. Through a revenue sharing agreement with Denise Austin, a nationally known fitness expert who has had a daily fitness show on television for over 14 years, OCGT promotes and markets a variety of Denise Austin products on the web site. Visitors and fans are able to shop online for their favorite Denise Austin signature exercise videos, books, equipment, gear, and private label apparel line and nutraceuticals (when available), as well as sign up for her monthly news letter, enjoy fitness tips, exercises, motivation messages, and some of her favorite healthy recipes.

     Marketing:
     ---------     OCGT has expanded the comprehensive shopping area which
offers a broad range of noncompeting products within the fitness industry. OCGT will share income from two sources - advertising revenues and e-commerce. YourOwnHealth is currently positioned at the Denise Austin Web Site with banners and sponsorship of the monthly newsletter which directs traffic to YourOwnHealth . YourOwnHealth will take full advantage of the opportunity to position its interactive tools directly from www.DeniseAustin.com to facilitate a greater increase of traffic over the existing flow.

     Competition:
     -----------   Denise Austin's Daily Workout is the number one fitness
show on television with over one million viewers each weekday morning. Her top-selling videos have sold over 4 million copies, capturing 28% of the fitness video market. She has six videos in the top ten and has authored three best selling books on fitness.


OCGT believes that it could provide sufficient working capital from operations through marketing its Internet products, the Window 95/98/NT, ME versions of the PrimeCareTM System and CodeComplierTM.
Currently, OCGT has no lines of credit and has no material commitments for capital expenditures outstanding.

                   PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (b)  Reports on Form 8-K
                No Report on Form 8-K, was filed during the quarter ended September 30, 2001.

                           SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.



                              OCG TECHNOLOGY, INC.

                              BY  /s/Edward C. Levine
                                  -------------------
                                  EDWARD C. LEVINE,
                                  PRESIDENT
                                  (PRINCIPAL FINANCIAL OFFICER)


DATED: November 18, 2001