Form 10QSB
period 2001-12-31
OCG TECHNOLOGY INC
filed 2002-02-15
CIK 73779

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB


(Mark One)
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             For the quarterly period ended December 31, 2001

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Class                        Shares Outstanding at February 1, 2002
----------------------------           --------------------------------------
Common Stock ($.01 par value)                    35,423,614 Shares

                        OCG TECHNOLOGY, INC. AND SUBSIDIARIES


                                        INDEX


                                                                 PAGE NUMBER
                                                                 -----------
PART I. - FINANCIAL  INFORMATION
--------------------------------

Item 1. Financial Statements

        Consolidated Condensed Balance Sheets
        December 31, 2001 and June 30, 2001                            1

        Consolidated Condensed Statements of Loss for
        the Three Months and Six Months Ended
        December 31, 2001 and 2000                                     2

        Consolidated Condensed Statements of Cash Flows for
        the Six Months Ended December 31, 2001 and 2000                3

        Notes to Consolidated Condensed Financial Statements           4

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                  6


PART II. - OTHER INFORMATION
----------------------------

Item 6. Exhibits and Reports on Form 8-K                              12


                        				OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                        				CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                DECEMBER 31, 2001  JUNE 30, 2001
ASSETS                                                             (UNAUDITED)         (AUDITED)
Current Assets:

        Cash                                                    $     17,813       $      7,775
        Accounts receivable                                            1,575              9,474
        Notes Receivable                                              25,000                  0
        Inventory                                                      8,061                  0
        Other current assets                                         124,692            304,654
                                                                -------------      -------------
Total current assets                                                 177,141            321,903

Property and equipment, net of accumulated depreciation of
          ($591,425)           ($577,765)                             28,780             42,440

Capitalized software costs, net of accumulated amortization of
          ($142,507)           ($94,743)                             403,615            376,193

Other assets                                                           4,972              4,972
                                                                -------------      -------------
        Total assets                                            $    614,508       $    745,508
                                                                =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Accounts payable and accrued expenses                   $     36,449       $     63,841
        Notes Payable                                                 49,000            255,000
        Bank loans payable                                             4,110                  0
                                                                -------------      -------------
        Total current liabilities                                     89,559            318,841


Shareholders' equity: (Note 4)
        Preferred stock $.10 par value, Series C                       6,000                  0
        Preferred stock $.10 par value, Series E                       3,300             10,000
        Common stock $.01 par value                                  354,236            352,236
        Additional paid-in capital                                25,137,292         24,676,592
        Accumulated Deficit                                      (24,880,379)       (24,516,661)
        Stock subscriptions receivable                               (33,000)           (33,000)
                                                                -------------      -------------
                                                                     587,449            489,167
        Less treasury stock, at cost (12,500 shares)                 (62,500)           (62,500)
                                                                -------------      -------------
        Total shareholders' equity                                   524,949            426,667
                                                                -------------      -------------
Total liabilities and shareholders' equity                      $    614,508       $    745,508
                                                                =============      =============


See accompanying notes to consolidated condensed financial statements

                                              -1-


                             OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                          (UNAUDITED)


                             THREE MONTHS ENDED DECEMBER 31,  SIX MONTHS ENDED DECEMBER 31,

                                    2001          2000               2001         2000

Revenue:
     Sales                     $   28,334     $   24,909         $   39,108   $   25,730
                               ----------     ----------         ----------   ----------

Costs and expenses:
     Cost of sales                 15,325              0             17,319            0
     Marketing, general and
         administrative           130,827         79,931            241,579      172,701

     Depreciation and
         amortization              31,574         25,135             62,425       45,688

     Other product costs           39,323         95,504             81,469      187,208

     Interest - net                    34           (476)                34         (405)
                               ----------     ----------         ----------   ----------
Total costs and expenses          217,083        199,094            402,826      405,192
                               ----------     ----------         ----------   ----------

Net profit(loss)
     from operations             (188,749)    $ (174,185)        $ (363,718)  $ (379,462)
                               ==========     ==========         ==========   ==========

Weighted average number of
     shares outstanding
     during the period         35,223,613     32,320,485         35,223,613   33,123,436
                               ==========     ==========         ==========   ==========


Loss per Common Share             $(0.01)        $(0.01)            $(0.01)       $(0.01)
                               ==========     ==========         ==========   ==========





     See accompanying notes to consolidated condensed financial statements

                     OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                           STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)


                                                      SIX MONTHS ENDED DECEMBER 31,


                                                              2001             2000
Cash flows from operating activities:

 Net income (loss)                                         $(376,718)      $ (379,462)
                                                           ----------      -----------
  Adjustments to reconcile net income (loss)
            to net cash used in operating activities:

       Depreciation and amortization                          62,425           45,688
       Issuance of stock and warrants for services            12,000           12,000

  Changes in assets and liabilities
       (Increase) decrease in receivables                      7,899            7,025
       (Increase) decrease in notes receivable               (25,000)          39,908
       (Increase) decrease in other current assets           179,961           43,086
       (Increase) decrease in inventory                       (8,061)               0
       (Decrease) in accounts payable and accrued expenses   (27,391)         (18,177)
                                                           ----------      -----------
            Total adjustments                                201,833          129,175
                                                           ----------      -----------
            Net cash used in operating activities           (161,885)        (250,288)
                                                           ----------      -----------
Cash flows from investing activities:

  Capitalized software development costs                     (76,186)               0
  (Increase) decrease in property and equipment                    0             (355)

Cash flows from financing activities:

  Increase (decrease)in notes payable                       (206,000)          35,000
  Increase (decrease)in bank notes                             4,110                0
  Proceeds from issuance of common stock                           0          240,000
  Proceeds from issuance of Series C Preferred stock         450,000                0
                                                           ----------      -----------
Net cash changes from investing and financing activities     171,924          275,000
                                                           ----------      -----------
Net increase (decrease) in cash                               10,039           24,712

Cash, beginning of period                                      7,774           37,829
                                                           ----------      -----------
Cash, end of period                                        $  17,813       $   62,541
                                                           ==========      ===========


  See accompanying notes to consolidated condensed financial statements

                 OCG TECHNOLOGY, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              (UNAUDITED)

1. In the opinion of the Company, (which, together with its subsidiaries, unless the context otherwise requires, is referred to as "OCGT"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2001 and the results of operations for the three and six months ended December 31, 2001 and 2000 and the statements of cash flows for the six months ended December 31, 2001 and 2000. The June 30, 2001 balance sheet has been derived from OCGT's audited financial statements.

   The results of operations for the six months ended December 31, 2001 are not necessarily indicative of the results to be expected for the full year.

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

3. Capital Changes:

   During the six months ended December 31, 2001, for services rendered in accord with the terms of a consulting agreement, warrants were issued to purchase a total of 30,000 shares of the Company's common stock at exercise prices ranging between $0.15 to $0.25 per share with exercise dates of said warrants expiring between July 1 to December 1, 2003. The Company reflected a total expense of $12,000 for the six month period ending December 31, 2001.

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

   During the months of October 2001, for business development services to be rendered in accord with the terms of a consulting agreement, OCGT issued warrants to purchase an aggregate of 1,500,000 shares of the Company's common stock at exercise price $0.10 per share with an exercise date of said warrants expiring September 30, 2003. Of these Warrants, 500,000 were issued without there being shares of Common Stock reserved for their issue if exercised. The exercise of such Warrants is conditioned upon the Company having increased its authorized number of shares of Common Stock to one hundred million shares. Said Warrants are then exercisable

   During the month of December 2001, 67,000 shares of the Company's Series E Preferred Stock was converted into 200,000 shares of the Company's Common Stock.

4.  Material Subsequent Event:

   During January 2002, Secured Convertible Notes in the amount of $450,000 were converted by their holders into 60,000 Series C Preferred Stock.

   During the month of January 2002, for business development services to be rendered in accord with the terms of a consulting agreement, OCGT issued warrants to purchase an aggregate of 1,500,000 shares of the Company's common stock at exercise price $0.10 per share with an exercise date of said warrants expiring July 31, 2003. Of these Warrants, 1,000,000 were issued without there being shares of Common Stock reserved for their issue if exercised. The exercise of such Warrants is conditioned upon the Company having increased its authorized number of shares of Common Stock to one hundred million shares. Said Warrants are then exercisable.

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

Results of Operations
---------------------
Total revenues increased $3,425 and $13,378 for the three and six months ended December 31, 2001, as compared to the same period for 2000. The sales of OCGT and PSI were $0 and $39,108 respectively, for the six months ended December 31, 2001.

Cost of sales for the six months ended December 31, 2001, as compared to the same period for 2000, increased from $0 to $17,319 as a result of changing the mode of operation on Internet sales of particular items from receiving commissions on sales to selling from inventory.

Marketing, general and administrative expenses increased $50,896 and $68,878 for the three and six months ended December 31, 2001, as compared to the same period for 2000, primarily as a result of the increase in business development and legal costs..

Other product costs decreased $55,181 and $105,739 for the three and six months ended December 31, 2001, as compared to the same period for 2000, as a result of a reduction in the staff.

Liquidity and Capital Resources
-------------------------------
At December 31, 2001, OCGT had a current ratio of 4.37 to 1 compared to
 .57 to 1 as of December 31,2000. The net loss from operations for the six months ended December 31, 2001, was $363,718, of which $242,027 or 66% were non-cash charges. OCGT has experienced recurring losses from operations and has been unable to provide sufficient working capital from operations and has relied significantly on the sale of equity interests in OCGT, and the exercise of warrants and loans from shareholders to fund its operations. OCGT's auditors have included an explanatory paragraph regarding the ability of OCGT to continue as a "going concern".

Cash on hand, inventory, accounts receivable, and notes receivable were $52,449 at December 31, 2001. OCGT also has $33,000 of collateralized demand notes receivable related to the purchase of OCGT's common stock through the exercise of warrants. In the past, OCGT's principal means of overcoming its cash shortfalls from operations was from the sale of OCGT's common stock. During the month of January, 2002, notes in the amount of $450,000 were converted into 60,000 shares of OCGT's Series C Preferred Stock. Although, in the past, OCGT has been able to provide working capital through the sale of equity interests in OCGT and through the exercise of warrants, there can be no assurances that OCGT will succeed in its efforts.

Disposition of Assets.
---------------------
On August  2, 1999, pursuant to the terms of an Asset Purchase
Agreement, Mooney-Edwards Enterprises, Inc.("MIS"), a wholly owned subsidiary of OCGT, sold substantially all of its assets, as at July 28, 1999, to Medical Manager Southeast, Inc.("MM"); and MM assumed substantially all of MIS' liabilities related to operations as of July 28, 1999. The gross purchase price equaled ($402,806).

Products and Competition.
------------------------
OCGT acquired PSI on May 16, 1994. PSI owns all right, title and interest in the PrimeCare(TM) System, which is protected by copyrights.

OCGT has products that are of significant benefit to healthcare providers, their patients, consumers, pharmaceutical companies and other companies in the healthcare industry and fitness field. Physicians agree that the most important and time consuming part of any medical encounter is the collection of the patient's detailed history of present illness ("HPI"). As a result of increased patient loads and stringent documentation demands, many physicians do not have the time necessary to obtain a patient's detailed HPI, even though as many as 8 of every 10 patients the diagnosis can be obtained from a detailed HPI.

Products:
--------- The Company (i) owns and markets the PrimeCare(TM) System, (ii) owns and markets secure, Internet enhanced versions of parts of the PrimeCare(TM) System and the CodeComplier(TM), on separate (but linked) Web sites known respectively as YourOwnDoctor.com, PrimeCareOnTheWeb.com(TM) and YourOwnHealth.com(TM) ; (iii) separately markets the CodeComplier(TM) and; (iv) created, maintains and markets a Web site known as DeniseAustin.com. See "DESCRIPTION OF BUSINESS - Products Overview" and "RISK FACTORS".

PrimeCare(TM) Patient Management System ("the PrimeCare(TM) System") ------------------------------------------------------------------- is an
in-office client server based, user friendly, patient management system. It also is patient, physician and staff, interactive. The PrimeCare(TM)
System: (i) creates an electronic medical record documenting the patient physician encounter; (ii) is compatible with practice management and billing systems; (iii) is Health Insurance Portability Accountability
Act ("HIPAA") compliant; (iv) is designed for use in ambulatory clinics, group and individual practices; (v) uses an authoritative and comprehensive knowledge database of approximately 280 symptom and problem oriented patient History of Present Illness ("HPI") Questionnaires for diagnostic and follow-up office visits; (vi) collectively contains over 100,000 complaint and disease state questions, over 1,600 diagnoses, 1,250 physician reference articles, 1,700 patient education articles; (vii) allows the staff to schedule the appropriate HPI Questionnaire and enter the vital signs; (viii) interacts directly with the patient by having the patient select the answers that apply to their problem from the HPI Questionnaire; (ix) does not require the patient to have computer or typing skills; (x) enables the physician to obtain their patients' detailed HPI by having the patient answer the HPI Questionnaire without requiring physician or staff time; (xi) allows the physician to interact directly with the PrimeCare(TM) System to select and document the normal and abnormal physical findings, assessments, tests, prescriptions and treatment plan for the patient; (xii) automatic (real time) calculation of HCFA's Evaluation and Management code, with full audit trail, used for determining the reimbursement level by Medicare and other third party payors for the office visit; (xiii) helps prevents E&M code down grading by HCFA due to "insufficient documentation"; (xiv) encrypts all medical data for storage; (xv) eliminates dictation and transcription costs; (xvi) reduces risk of malpractice liability due to errors of omission and "failure to consider"; (xvii) permits patients to answer
HPI questionnaires at their own speed and at the patient's option in English or Spanish; (xviii) creates significant clinical and patient databases for outcomes research; and (xix) allows staff to schedule HPI Questionnaire for patient interview via the Internet and allows patient to answer HPI Questionnaires via PrimeCareOnTheWeb(TM) (see next section, PrimeCareOnTheWeb(TM)).

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

    Code Complier(TM):
    ----------------- OCGT has also developed Code Complier(TM) an application software program that was designed to be used in conjunction with OCGT's PrimeCare(TM) System and PrimeCareOnTheWeb.com(TM). As each item of information is entered into and collected by the PrimeCare(TM) System during the patient encounter, the CodeComplier(TM) organizes the data in the proper classification and using the 1997 HCFA guidelines, automatically calculates HCFA's Evaluation and Management code level, with full audit trail, used for determining the reimbursement level by Medicare and other third party payors for the History, Physical Findings and Decision Making sections the office visit. It totally eliminates the time and effort which would otherwise be required by physician office personnel to complete this task. CodeComplier(TM) takes the guess work out of E&M compliance. However, no assurances can be given that OCGT's marketing plan will succeed.

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

    YourOwnHealth.com (the "YOH Site"):
    ----------------------------------  The YOH Site is a unique, free online health and wellness site and empowers healthcare consumers to be better prepared for their next visit to the doctor. The YOH Site offers: (1) the "Medical Interview" that: (i) enables visitors to securely and anonymously select and complete from 110 of the 280 diagnostic problem specific HPI Questionnaires contained in the PrimeCare(TM) System; (ii) generates and makes available to the visitor a detailed HPI report based upon their responses; (iii) permits the visitor to answer the Questionnaires in either English or Spanish; (iv) encrypts all medical data and uses digital certificates from VeriSign(TM) for Internet communication; (v) provides banner links to the YOD Site and www.DeniseAustin.com. (2) "YourOwnHealth(TM) Notebook": (i) is a secure depository for storage of personal and family medical data for Registered Members; (ii) can be accessed only through the use of registered IDs and Passwords; (iii) encrypts all medical data and uses digital certificates from VeriSign(TM) for Internet communication; (iv) provides a convenient way to keep track of personal health issues such as allergies, immunizations, medications and others that can be kept and edited on designated lists; (v) allows the Member to save the completed Questionnaire HPI report and to add personal notes and reminders to the record. (3) "YourOwnHealth(TM) Reference" provides extensive healthcare consumer education material relating to diseases, disease management, medical procedures and prescription and common over the counter medications, including drug interaction.

   Competition:
   ----------- OCGT has not identified any competitive patient management system which embodies all the features of the PrimeCare(TM) System; in particular, as regards the complaint specific, interactive Questionnaires completed by the patient and the Report generated by the patient's responses. OCGT believes that it has the only in-office patient management system and Web sites which enable physicians to obtain the patient's detailed HPI by having the patient answer problem-specific HPI Questionnaires on a PC in the office or via the Internet. This HPI is obtained without requiring the use of physician time. However, other companies market systems which may have some of the features of the PrimeCare(TM) System, and some companies market medical office products which perform different functions than those performed by the PrimeCare(TM) System. To date, market penetration by both PSI and its competitors has been very small.

The Market:
----------
OCGT's markets for: (a) the PrimeCare System, the PCW Site and the YOD Site are ambulatory/outpatient medical facilities, such as, primary care physicians, medical clinics, group practices, health maintenance organizations, and in general, healthcare providers other than those providing care to patients confined to hospital beds; and (b) the YOH Site is for the use of the general public.

According to the American Medical Association, there are in excess of 675,000 physicians in the U.S. OCGT estimates that, of this group, at least 300,000 physicians would benefit from the use of OCGT's healthcare products.

According to a Harris Interactive nationwide survey of practicing physicians released March 28, 2001,

* 51% of physicians access the Internet from their personal office areas
*      34% of physicians access the Internet in their clinical work areas

It is reasonable, therefore, to assume that, at the present time, 150,000 physicians have the capability to use OCGT's Web sites from their office, and 100,000 can use it from various areas of their office. It should be noted that the Harris survey is approximately two years old.

The Pew tracking report shows the continuing growth in Internet access, with an 18% increase in the last six months of the year 2001. It is therefore reasonable to assume that the potential market is currently actually larger and is continuing to grow.

The Pew Internet & American Life Project: An Internet tracking report, released on February 18, 2001, stated, "Comparing figures gathered in our tracking survey in May and June with figures gathered between Thanksgiving and Christmas, we find that the number of American adults with Internet access grew from about 88 million to more than 104 million in the second half of 2001." This is an 18% increase in six months.

The Pew Internet & American Life Project: An online life report, released November 26, 2001, stated that "Fifty-two million American adults, or 55% of those with Internet access, have used the Web to get health or medical information." It further stated that, "a majority of them go online at least once a month for health information. A great many health seekers say the resources they find on the Web have a direct effect on the decisions they make about their health care and on their interactions with doctors." This report signifies a very large, continually growing potential market for OCGT's YOH Site.

Revenue Sources and Marketing Strategy:
--------------------------------------   During the fiscal year ending
June 30, 2001, OCGT's marketing efforts had been concentrated on its Web products. However, during its next quarter, significant interest and current opportunities have arisen for marketing the PrimeCare(TM) System as part of a major, multi-year international healthcare information management program.. Successful completion of these contracts would produce very significant revenues for OCGT. There can be no assurance, however, that this project will move forward or in the event that it does, that the PrimeCare(TM) System will be selected.

Advertising Revenues.
--------------------   An article appearing in CNET News.com from
Knowledge@Wharton.com, August 7, 2001 stated, ".... Pharmaceutical companies currently spend $2 billion in direct-to-consumer advertising. Johnson & Johnson has said it will move 40 percent of its ad budget to the Internet. If everyone moves 40 percent to the Internet, that's almost $1 billion....".  This should create the availability of significant advertising dollars for the Company's Web products which are viewed by consumers.

Physicians see, on average, 500 patients per month. OCGT believes that this segment of the healthcare market is capable of generating the greatest activity at its Web sites and thus, the largest amount of advertising revenues.

In an effort to maximize the healthcare provider's desire to use OCGT's Web Sites, OCGT devised a marketing strategy which gives each healthcare provider a share of the revenues generated through that providers use of OCGT's Web products. In addition, OCGT gives physicians free access to, and use of, its Web products. Its "revenue sharing" concept is supported by an October 2001 survey, conducted by Medem, the secure patient-physician e-health network, founded by the nation's leading medical specialty societies and the American Medical Association (AMA), released on November 6, 2001, which stated "that physicians overwhelmingly believe in the value of a robust Web site for their practice. In addition, half of physicians surveyed said they would be more interested in using e-mail to communicate with patients if they were reimbursed for it." The survey also stated, "These results show that physicians embrace the concept of online communications with their patients if a clear office function is addressed or an increased office efficiency can be demonstrated." OCGT's products should meet those criteria.

The fact that the physicians share in the advertising revenues is a strong motivation for physicians to use OCGT's healthcare Web sites. Their use would relieve OCGT of the enormous costs normally associated with driving traffic to Web sites.

The advertising revenue potential from patients viewing impressions on the HPI Questionnaires may be substantial. Patient interactive HPI Questionnaires average 25 screen pages per Questionnaire. Each page has room for two sponsorships by advertisers and up to 7 ad impressions, for a total of 9 impressions per page. Assuming only 5 of the 9 impressions per page are sold at $.03 per impression (a $30 cost-per-thousand rate), potential revenue per Questionnaire is $3.75. Physicians average 500 patient visits per month. Therefore, assuming that a physician spends an aggregate of two months on vacations, holidays, seminars, conferences, etc. the potential annual ad revenue per physician using OCGT's PCW is $18,750.Therefore, 1,000 physicians could generate $18,750,000 per year.

Outcomes Research.
----------------- Potentially, OCGT could receive fees for conducting outcomes research for pharmaceutical companies and teaching hospitals. OCGT anonymizes, encrypts and stores both the completed diagnostic and follow-up Questionnaires. This ever-growing medical database can be analyzed in various ways to determine the effectiveness of treatment plans, medications, etc.

Licensing Fees:
--------------   OCGT believes that annual licensing fees from large
fixed population groups, which includes, but is not limited to, labor unions, medical insurance companies, HMOs, military forces and correctional facilities, can be a source of revenues.

Targeting The Market:
-------------------- OCGT's primary focus is on targeting healthcare provider organizations whose physicians can drive the most traffic to OCGT's Web sites. OCGT is attempting to establish business relationships with organizations that currently deal with healthcare providers. These organizations consist of healthcare providers, marketers of software and hardware, such as, office management system vendors, any other healthcare Web sites. OCGT would enter into revenue sharing agreements with these organizations. OCGT currently recruits and trains these organizations through: (a) its sales and marketing staff; and (b) through independent consultants. The independent consultants are compensated solely on a commission basis. OCGT intends to expand both its in house staff and its consultant network.

To date, the Company has entered into an agreement with Hackensack University Medical Center ("HUMC"). The agreement provides for the use of the Company's Web sites by HUMC's medical services organization
("MSO"), North Jersey Medical Management Services, L.L.C.   This MSO has
over 1,000 physicians. HUMC, and its Physicians Hospital Organization, have created www.HUMCMD.net , the only complete Physician/Patient Internet Service Provider ("ISP") providing top quality Internet connectivity to members of its physician network, plus access to key internal HUMC applications.

The HUMCMD site has both a "Physician Portal" and "Patient Portal". The site currently contains the OCGT's PCW Site and YOH Site. The Company is dependent upon HUMC's marketing efforts to its Staff Physicians.

The Company has also contracted with Advantage Healthcare Net ("AHN") for use of the Company's Web sites by AHN's 260+ Members organizations and their 2,500+ physicians. AHN is a regional group purchasing organization covering North Dakota, South Dakota, Minnesota and eastern
Montana.   AHN maintains an Intranet for its members use.   The  AHN
Intranet features links to the Company's Web sites. AHN has a marketing campaign to its members about its Intranet and includes information about the benefits its physician members will derive from using the Company's Web sites. The Company is dependent upon AHN's for this market.

OCGT continues to market the PrimeCare System and the CodeComplier as turnkey systems within a physician's office.

Fitness Web Site:
---------------- OCGT designed, created, operates, maintains and markets a fitness and wellness Web site known as www.DeniseAustin.com. Through a revenue sharing agreement with Denise Austin, a nationally known fitness expert who has had a daily fitness show on television for over 14 years, OCGT promotes and markets a variety of Denise Austin products on the Web site. Visitors and fans are able to shop online for their favorite Denise Austin signature exercise videos, books, equipment, gear, and private label apparel line and nutraceuticals (when available), as well as sign up for her monthly news letter, enjoy fitness tips, exercises, motivation messages, and some of her favorite healthy recipes.

   Marketing:
   --------- OCGT has expanded the comprehensive shopping area on the DA Web site which offers a broad range of noncompeting products within the fitness industry. OCGT will share income from two sources - advertising revenues and e-commerce. YourOwnHealth is currently positioned at the Denise Austin Web Site with banners and sponsorship of the monthly newsletter which directs traffic to YourOwnHealth . YourOwnHealth intends to take advantage of the opportunity to position its interactive tools directly from www.DeniseAustin.com to facilitate a greater increase of traffic.

   Competition:
   ----------- Denise Austin's Daily Workout is reputed to be the number one fitness show on television with over one million viewers each weekday morning. Her videos have sold over 4 million copies.

OCGT believes that it could obtain sufficient working capital from operations through marketing its Internet products, the PrimeCare(TM) System and CodeComplier(TM).

Currently, OCGT has no lines of credit and has no material commitments for capital expenditures outstanding.


                       PART II - OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K


       (b)  Reports on Form 8-K
   No Report on Form 8-K was filed during the quarter ended December 31, 2001.

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


DATED: February 15, 2002