Form 10QSB
period 2002-03-31
OCG TECHNOLOGY INC
filed 2002-05-17
CIK 73779

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB


(Mark One)
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             For the quarterly period ended March 31, 2002

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Class                        Shares Outstanding at May 14, 2002
----------------------------           --------------------------------------
Common Stock ($.01 par value)                    37,873,613 Shares

                        OCG TECHNOLOGY, INC. AND SUBSIDIARIES


                                        INDEX


                                                                 PAGE NUMBER
                                                                 -----------
PART I. - FINANCIAL  INFORMATION
--------------------------------

Item 1. Financial Statements

        Consolidated Condensed Balance Sheets
        March 31, 2002 and June 30, 2001                             1

        Consolidated Condensed Statements of Loss for
        the Three Months and Nine Months Ended
        March 31, 2002 and 2001                                      2

        Consolidated Condensed Statements of Cash Flows for
        the Nine Months Ended March 31, 2002 and 2001                3

        Notes to Consolidated Condensed Financial Statements         5

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                6


PART II. - OTHER INFORMATION
----------------------------

Item 6. Exhibits and Reports on Form 8-K                             12


                        				OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                        				CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                MARCH 31, 2002     JUNE 30, 2001
ASSETS                                                             (UNAUDITED)         (AUDITED)
Current Assets:

        Cash                                                    $     14,748       $      7,775
        Accounts receivable                                            1,750              9,474
        Inventory                                                     12,339                  0
        Notes Receivable                                             325,000                  0
        Other current assets                                          68,393            304,654
                                                                -------------      -------------
Total current assets                                                 422,230            321,903

Property and equipment, net of accumulated depreciation of
          ($597,032)           ($577,765)                             23,173             42,440

Capitalized software costs, net of accumulated amortization of
          ($170,863)           ($94,743)                             410,657            376,193

Other assets                                                           4,972              4,972
                                                                -------------      -------------
        Total assets                                            $    861,032       $    745,508
                                                                =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Accounts payable and accrued expenses                   $     33,804       $     63,841
        Notes payable                                                194,183            255,000
        Bank loans payable                                             4,110                  0
                                                                -------------      -------------
        Total current liabilities                                    232,097            318,841


Shareholders' equity: (Note 4)
        Preferred stock $.10 par value, Series C                       6,000                  0
        Preferred stock $.10 par value, Series E                       3,333             10,000
        Common stock $.01 par value                                  378,736            352,236
        Additional paid-in capital                                25,363,759         24,676,592
        Accumulated deficit                                      (25,027,393)       (24,516,661)
        Stock subscriptions receivable                               (33,000)           (33,000)
                                                                -------------      -------------
                                                                     691,435            489,167
        Less treasury stock, at cost (12,500 shares)                 (62,500)           (62,500)
                                                                -------------      -------------
        Total shareholders' equity                                   628,935            426,667
                                                                -------------      -------------
Total liabilities and shareholders' equity                      $    861,032       $    745,508
                                                                =============      =============


See accompanying notes to consolidated condensed financial statements

                                              -1-


                             OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                          (UNAUDITED)


                              THREE MONTHS ENDED MARCH 31,     NINE MONTHS ENDED MARCH 31,

                                    2002          2001               2002         2001

Revenue:
     Sales                     $   68,915     $   24,909         $   97,249   $   25,730
                               ----------     ----------         ----------   ----------

Costs and expenses:
     Cost of sales                 34,504              0             49,829            0
     Marketing, general and
         administrative           210,328         79,931            341,155      172,701

     Depreciation and
         amortization              63,814         25,135             95,388       45,688

     Other product costs           82,252         94,504            121,575      187,208

     Interest - net                     0           (476)                34         (405)
                               ----------     ----------         ----------   ----------
Total costs and expenses          390,898        199,094            607,981      405,192
                               ----------     ----------         ----------   ----------

Net profit(loss)
     from operations             (321,983)    $ (174,185)        $ (510,732)  $ (379,462)
                               ==========     ==========         ==========   ==========

Weighted average number of
     shares outstanding
     during the period         35,767,873     32,320,485         35,767,873   33,123,436
                               ==========     ==========         ==========   ==========


Loss per Common Share             $(0.01)        $(0.01)            $(0.01)       $(0.01)
                               ==========     ==========         ==========   ==========





     See accompanying notes to consolidated condensed financial statements

                     OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                           STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)


                                                           NINE MONTHS ENDED MARCH 31,


                                                              2002             2001
Cash flows from operating activities:

 Net income (loss)                                         $(510,732)      $ (174,185)
                                                           ----------      -----------
  Adjustments to reconcile net income (loss)
            to net cash used in operating activities:

       Depreciation and amortization                          95,388           25,135
       Issuance of stock and warrants for services            33,000            6,000

  Changes in assets and liabilities
       (Increase) decrease in receivables                      7,724           (2,794)
       (Increase) decrease in notes receivable              (325,000)          39,908
       (Increase) decrease in other current assets           236,262           23,522
       (Increase) decrease in inventory                      (12,339)               0
       (Decrease) in accounts payable and accrued expenses   (30,036)         (14,928)
                                                           ----------      -----------
            Total adjustments                                  4,999           76,843
                                                           ----------      -----------
            Net cash used in operating activities           (505,733)         (97,342)
                                                           ----------      -----------
Cash flows from investing activities:

  Capitalized software development costs                    (110,586)               0
  (Increase) decrease in property and equipment                    0             (355)

Cash flows from financing activities:

  Increase (decrease)in bank notes                             4,110                0
  Proceeds from issuance of Series C Preferred stock         450,000                0
  Increase (decrease)in notes payable                        (60,817)          35,000
  Proceeds from issuance of common stock                     230,000           75,000
                                                           ----------      -----------
Net cash changes from investing and financing activities     512,707          109,645
                                                           ----------      -----------
Net increase (decrease) in cash                                6,974           12,303

Cash, beginning of period                                      7,774           37,829
                                                           ----------      -----------
Cash, end of period                                        $  14,748       $   50,132
                                                           ==========      ===========


  See accompanying notes to consolidated condensed financial statements

               OCG TECHNOLOGY, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           (UNAUDITED)

1. In the opinion of the Company, (which, together with its subsidiaries, unless the context otherwise requires, is referred to as "OCGT"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2002 and the results of operations for the three and nine months ended March 31, 2002 and 2001 and the statements of cash flows for the nine months ended March 31, 2002 and 2001. The June 30, 2001 balance sheet has been derived from OCGT's audited financial statements.

     The results of operations for the nine months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

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

3.   Capital Changes:

     During the nine months ended March 31, 2002, for services rendered in accord with the terms of a consulting agreement, warrants were issued to purchase a total of 45,000 shares of the Company's common stock at exercise prices ranging between $0.15 to $0.35 per share with exercise dates of said warrants expiring between July 1 to March 1, 2004. The Company reflected a total expense of $18,000 for the nine month period ending March 31, 2002.

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

     During January 2002, 150,000 shares of Common Stock were issued as payment for consulting fees. The shares were valued at $15,000.

     During the three months ended March 31, 2002, warrants were exercised to purchase an aggregate of 2,300,000 shares of the Company's common stock at an exercise price $0.10 per share.

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

Results of Operations
---------------------
Total revenues increased $44,006 and $61,519 for the three and nine months ended March 31, 2002, as compared to the same period for 2001, primarily as a result of an increase in Web site sales. The sales of OCGT and PSI were $0 and $61,519 respectively, for the nine months ended March 31, 2002.

Marketing, general and administrative expenses increased $130,397 and $168,454 for the three and nine months ended March 31, 2002, as compared to the same period for 2001, primarily as a result of the amortization of certain capitalized costs.

Liquidity and Capital Resources
-------------------------------
At March 31, 2002, OCGT had a current ratio of 3.71 to 1 compared to .522 to 1 as of March 31, 2001. The net loss from operations for the nine months ended March 31, 2002, was $510,732, of which $216,963 or 42% were non-cash charges. OCGT has experienced recurring losses from operations and has been unable to provide sufficient working capital from operations and has relied significantly on the sale of equity interests in OCGT, and the exercise of warrants and loans from shareholders to fund its operations. OCGT's auditors have included an explanatory paragraph regarding the ability of OCGT to continue as a "going concern".

Cash on hand and accounts receivable were $28,390 at March 31, 2002. OCGT also has $271,000 of collateralized demand notes receivable related to the purchase of OCGT's common stock through the exercise of warrants. In the past, OCGT's principal means of overcoming its cash shortfalls from operations was from the sale of OCGT's common stock. During the nine months ended March 31, 2002, 2,618,056 shares of OCGT's common stock were sold for $240,000 ($0.092 per share). Although, in the past, OCGT has been able to provide working capital through the sale of equity interests in OCGT and through the exercise of warrants, there can be no assurances that OCGT will succeed in its efforts.

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

Products:
-------- The Company (i) owns and markets the PrimeCareTM System, (ii) owns and markets secure, Internet enhanced versions of parts of the PrimeCare(TM) System and the CodeComplierTM, on separate (but linked) Web sites known respectively as YourOwnDoctor.com, PrimeCareOnTheWeb.comTM and YourOwnHealth.comTM ; (iii) separately markets the CodeComplierTM and; (iv) created, maintains and markets a Web site known as DeniseAustin.com. See "DESCRIPTION OF BUSINESS - Products Overview" and "RISK FACTORS".

PrimeCareTM Patient Management System ("the PrimeCareTM System") --------------------------------------------------------------- is an in-
office client server based, user friendly, patient management system. It also is patient, physician and staff, interactive. The PrimeCareTM System: (i) creates an electronic medical record documenting the patient physician encounter; (ii) is compatible with practice management and billing systems;
(iii) is Health Insurance Portability Accountability Act ("HIPAA") compliant;
(iv) is designed for use in ambulatory clinics, group and individual practices; (v) uses an authoritative and comprehensive knowledge database of approximately 280 symptom and problem oriented patient History of Present Illness ("HPI") Questionnaires for diagnostic and follow-up office visits;
(vi) collectively contains over 100,000 complaint and disease state questions, over 1,600 diagnoses, 1,250 physician reference articles, 1,700 patient education articles; (vii) allows the staff to schedule the appropriate HPI Questionnaire and enter the vital signs; (viii) interacts directly with the patient by having the patient select the answers that apply to their problem from the HPI Questionnaire; (ix) does not require the patient to have computer or typing skills; (x) enables the physician to obtain their patients' detailed HPI by having the patient answer the HPI Questionnaire without requiring physician or staff time; (xi) allows the physician to interact directly with the PrimeCareTM System to select and document the normal and abnormal physical findings, assessments, tests, prescriptions and treatment plan for the patient; (xii) automatic (real time) calculation of HCFA's Evaluation and Management code, with full audit trail, used for determining the reimbursement level by Medicare and other third party payors for the office visit; (xiii) helps prevents E&M code down grading by HCFA due to "insufficient documentation"; (xiv) encrypts all medical data for storage; (xv) eliminates dictation and transcription costs; (xvi) reduces risk of malpractice liability due to errors of omission and "failure to consider"; (xvii) permits patients to answer HPI questionnaires at their own speed and at the patient's option in English or Spanish; (xviii) creates significant clinical and patient databases for outcomes research; and (xix) allows staff to schedule HPI Questionnaire for patient interview via the Internet and allows patient to answer HPI Questionnaires via PrimeCareOnTheWebTM (see next section, PrimeCareOnTheWebTM).

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

     Code ComplierTM:
     --------------- OCGT has also developed Code ComplierTM an application software program that was designed to be used in conjunction with OCGT's PrimeCareTM System and PrimeCareOnTheWeb.comTM. As each item of information is entered into and collected by the PrimeCareTM System during the patient encounter, the CodeComplierTM organizes the data in the proper classification and using the 1997 HCFA guidelines, automatically calculates HCFA's Evaluation and Management code level, with full audit trail, used for determining the reimbursement level by Medicare and other third party payors for the History, Physical Findings and Decision Making sections the office visit. It totally eliminates the time and effort which would otherwise be required by physician office personnel to complete this task. CodeComplierTM takes the guess work out of E&M compliance. However, no assurances can be given that OCGT's marketing plan will succeed.

          PrimeCareOnTheWeb.com (the "PCW Site"):
          -------------------------------------  The PCW Site is a unique physician and patient interactive Site that: (i) uses the HPI questionnaires for diagnostic and follow-up office visits, physician reference articles, patient education material, CodeComplierTM for real time calculation of E&M code and scheduler portion of the PrimeCareTM System; (ii) enables physicians to obtain their patient's detailed HPI by having the patient answer HPI Questionnaires via the Internet without requiring physician time; (iii) saves the physician and staff the time required to obtain the HPI, thus allowing them to give more attention to each patient and/or see more patients; (iv) produces an extremely comprehensive HPI that includes all of the "yes" answers, pertinent negatives and a list of the diagnostic possibilities with the answers that support each diagnostic consideration; (v) is HIPAA compliant; (vi) protects all Internet communication and the confidentiality rights of every user through a unique user ID and password per questionnaire to be answered and secure digital certificates from VeriSignTM, (vii) encrypts all data for storage; (viii) creates a significant data base for outcomes research; and (ix) automatically provides registered physicians individual Web sites on YourOwnDoctorTM.com.

          YourOwnDoctor.com (the "YOD Site"):
          ---------------------------------  The YOD Site is a web
community created, owned, operated and maintained by PSI that: (i) provides free individual Web sites for physicians, physician groups, and other healthcare providers that register for PrimeCareOnTheWebTM; (ii) enables physicians to promote their services through displaying credentials, including photos of each physician and staff in the office, listing specialities, office hours, directions, maps, phone numbers, e-mail addresses, and accepted insurance plans; (iii) provides useful links to other medical sites; (iv) provides a direct link from physician site to PCW that enables patient to access appropriate HPI Questionnaire and complete; (v) provides direct link to YourOwnHealth.comTM for use by patients.

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

Revenue Sources and Marketing Strategy:
--------------------------------------   During the fiscal year ending June
30, 2001, OCGT's marketing efforts had been concentrated on its Web products. However, during the current fiscal year, significant interest and current opportunities have arisen for marketing the PrimeCareTM System as part of a major, multi-year international healthcare information management program.. Successful completion of these contracts would produce very significant revenues for OCGT. There can be no assurance, however, that this project will move forward or in the event that it does, that the PrimeCareTM System will be selected.

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

OCGT believes that it could obtain sufficient working capital from operations through marketing its Internet products, the PrimeCareTM System and CodeComplierTM.

Currently, OCGT has no lines of credit and has no material commitments for capital expenditures outstanding.


                   PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits
                None

          (b)  Reports on Form 8-K
     No Report on Form 8-K, was filed during the quarter ended March 31, 2002.

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


DATED: May 15, 2002