Form 10KSB
period 2002-06-30
OCG TECHNOLOGY INC
filed 2002-10-15
CIK 73779

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     [Fee Required]

                                         For the Fiscal Year ended June 30, 2002
                                                                   -------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     [No Fee Required]

                             For the transition period from ________ to ________

                             Commission file number 0-5186
                                                    ------

                              OCG TECHNOLOGY, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

           DELAWARE                                      13-2643655
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

           56 Harrison Street, New Rochelle, New York         10801
           -----------------------------------------------------------
            (Address of principal executive offices)        (Zip Code)

Issuer's telephone number (914) 576-8457
                          --------------

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average of the closing sale price for such stock on September 11, 2002 was $4,574,019. As of September 11, 2002 the Registrant had 41,073,613 shares of Common Stock outstanding.

The Issuer's revenues for its most recent fiscal year: $155,185

Documents Incorporated by Reference: None

                                     Part I

Item 1.  Description of Business
         -----------------------

General.
-------
OCG Technology, Inc. ("OCGT") and its wholly owned subsidiary, PrimeCare Systems, Inc. ("PSI") have an extensive and specific commitment to healthcare software and informatics technology. OCGT created, owns, maintains, expands and markets (i) the PrimeCare(TM) Patient Management System (the "PrimeCareTM") and the CodeComplierTM; (ii) Web sites containing secure Internet enhanced, and targeted components of PrimeCareTM, known as PrimeCareOnTheWeb.com, YourOwnDoctor.com, and YourOwnHealth.com; (iii) created, maintains and markets a fitness Web site, known as www.DeniseAustin.com; (iv) created, owns, and maintains the Cardiointergraph, a medical device used for the early detection of coronary artery disease; (v) until July 28, 1999, the date on which the business was sold (see: "Disposition of Assets", below), marketed turnkey computer systems and consulting services to providers of medical services through Mooney-Edwards Enterprises, Inc. d/b/a Medical Information Systems ("MIS"), a wholly owned subsidiary of OCGT. OCG Technology, Inc. was incorporated as Data Display Systems, Inc. on July 3, 1969.

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

Products Overview.
-----------------

PrimeCareTM Products
--------------------

         PrimeCareTM Patient Management System ("PrimeCareTM ") is an in-office client server based, user friendly, patient management system. It also is patient, physician and staff, interactive. PrimeCareTM : (i) creates an electronic medical record documenting the patient physician encounter; (ii) is compatible with practice management and billing systems, EMR and CPR systems;
(iii) is Health Insurance Portability Accountability Act ("HIPAA") compliant;
(iv) is designed for use in ambulatory clinics, group and individual practices;
(v) uses an authoritative and comprehensive knowledge database of approximately 270 symptom and problem oriented patient History of Present Illness ("HPI") Questionnaires for diagnostic and follow-up office visits; (vi) collectively contains over 100,000 complaint and disease state questions, over 1,600 diagnoses, 1,250 physician reference articles, 1,700 patient education articles;
(vii) allows the staff to schedule the appropriate HPI Questionnaire and enter the vital signs; (viii) interacts directly with the patient by having the patient select the answers that apply to their problem from the HPI Questionnaire; (ix) does not require the patient to have computer or typing skills; (x) enables the physician to obtain their patients' detailed HPI by having the patient answer the HPI Questionnaire without requiring physician or staff time; (xi) allows the physician to interact directly with PrimeCareTM to select and document the normal and abnormal physical findings, assessments, tests, prescriptions and treatment plan for the patient; (xii) automatic (real time) calculation of HCFA's Evaluation and Management ( "E&M") code, with full audit trail, used for determining the reimbursement level by Medicare and other third party payors for the office visit; (xiii) helps prevents E&M code down grading by HCFA due to "insufficient documentation"; (xiv) encrypts all medical data for storage; (xv) eliminates dictation and transcription costs; (xvi) reduces risk of malpractice liability due to errors of omission and "failure to consider"; (xvii) permits patients to answer HPI questionnaires at their own speed and at the patient's option in English or Spanish; (xviii) creates significant clinical and patient databases for outcomes research; and (xix) allows staff to schedule HPI Questionnaire for patient interview via the Internet and allows patient to answer HPI Questionnaires via PrimeCareOnTheWebTM (see next section, PrimeCareOnTheWebTM).

When the patient arrives at the doctors office, or prior thereto via the Internet, the designated staff member selects the appropriate Questionnaire based upon the patient's chief complaint and/or symptom and enters the patient's vital signs. The patient is then seated at a computer or web browser and answers complaint-specific questions by using either the number keys or mouse to indicate answers that apply to them. No typing or computer skills are required. The software also has bilingual capabilities, allowing Spanish-speaking patients to interact in their preferred language. When the patient has completed the Questionnaire, PrimeCareTM creates a Preliminary Report (the "Report") for the physician to review before examining the patient. The Report contains the patient's current problems, medications and allergies, all positive and significant negative subjective responses, vital signs and an alphabetical list of the diagnostic possibilities with the patient's responses that triggered each diagnostic possibility. By freeing up the time physicians would normally have to spend asking patient history questions and recording responses, PrimeCareTM permits physicians to see more patients and to spend more quality time with them. PrimeCareTM is also easy for physicians to understand and use . The same simple key stroke or mouse click process allows the physician or appropriate staff member to select and document the: physical findings (normal and abnormal), assessment, select tests, treatment plan, prescribed medications, drug interaction checks, and patient education materials distributed and schedule follow-up visits. The physician or appropriate staff member can also type a comment that further expands upon an answer given in the patients HPI, physical finding, assessment, treatment plan, prescriptions, or about any subject that may be appropriate. At the conclusion of the encounter a final summary report of the visit, patient educational materials, and prescriptions are printed for the patient.

PrimeCareTM standardizes the patient record; assures consistency in patient care; creates a patient database for clinical and outcomes research; offers, both local and remote, means for utilization review and quality assurance audits; improves the quality of care; increases efficiency and productivity of the physician's practice; automatically generates a problem list; incorporates patient care algorithms and clinical practice guidelines; permits, both local and remote, on- line electronic retrieval of patient record and hard copy print out with appropriate security controls; enables rapid access to important patient data for clinical care; contains and provides patient education, complaint oriented and medication specific; provides physician reference materials.

PrimeCareTM is fully functional in current Windows operating environments including Windows 95, 98, ME, and Windows NT, 2000 & XP. PSI's interfaces enable the PrimeCare(TM) System to communicate with other practice management systems used in medical facilities. This provides a method for these systems to transfer information to the PrimeCare(TM) System, such as patient demographics and appointment scheduling, and the PrimeCare(TM) System to transfer information (such as billing information including E&M codes, ICD9 codes and CPT codes) to these other systems.

The PrimeCareTM System has other enhancements and features which include: (1) voice command recognition capability (for physicians only) and touch screen which may be used by both, patient and physician. All keystrokes, mouse clicks are duplicated by the touch screen and/or voice command hardware and software.
(2) PrimeCareTM uses either Microsoft's SQL Server or Interbase, as a database. This expands the flexibility of PrimeCareTM since it enables medical facilities that are using MS SQL Server database for practice management systems and other software to add PrimeCareTM without purchasing an additional database. Both databases support distributed processing in local and wide area networks.

         PrimeCare(TM) Patient Management System, Version 9
         --------------------------------------------------

         The Company will shortly be offering the PrimeCare(TM) Patient Management System Version 9 ("PrimeCareTM Version 9"). PrimeCareTM Version 9 is a complete, ground-up redesign and re-write of the entire PrimeCareTM Patient Management System. The overall system architecture has been changed; the supporting data base structures have been enhanced; the client interface has been redesigned to more accurately reflect the operational needs of the end-users, and user installation has been greatly simplified.

The overall system architecture has been switched from a two-tier client-server application to a three-tier client- provider-relational database management system ("RDBMS") application, designed for geographically separated tiers. The client portion of PrimeCareTM Version 9 is designed to connect with the middle tier (provider tier) via internet communications. The provider and data base tiers are designed to support multiple, distinct clients simultaneously. The client application has been designed to allow easy internalization and localization.

Supporting data bases have been redesigned to remove unnecessary redundancies, including a major redesign of the patient/physician encounter questionnaire. Also, provisions have been added for support of an unlimited number of alternative languages.

The end-user interface has been redesigned emphasizing the patient's medical history as the central focus of the system, rather than the individual medical encounter. Although, PrimeCareTM Version 9 uses an appointment scheduler, it no longer has a requirement to maintain an appointment schedule as the central starting point for all activity, thus eliminating the need to create an appointment to begin any activity as well as reducing external interface requirements.

The PrimeCare(TM) Patient Management System, Version 9 continues to be a Windows(TM) application. Although it will run on Windows 95, it is best run on Windows 98, Windows ME, Windows 2000, Windows NT, or Windows XP

The three-tier architecture of PrimeCareTM Version 9 provides many advantages, including easy client installation; reduced on-site support requirements; enhanced data security; and maximum flexibility. PrimeCareTM Version 9's reduced installation and maintenance costs and its flexibility enables it to be adapted to a wide variety of health care organizational uses, i.e., national and local health care systems, military organizations, correctional facilities, HMOs, hospitals with outpatient services, clinics, group practices and solo practitioners.

As a three-tier application, PrimeCareTM Version 9, requires only that the client tier application be installed at the end- user location. This system architecture greatly simplifies both user installation and system maintenance. Although the user tier uses the internet to communicate with the provider and data base tiers, it is not a browser-based application, thereby eliminating the many compatibility and security issues involved in supporting multiple browser configurations. The PrimeCareTM Version 9 client is a specially written front-end application, designed to be downloaded by the client via a web connection, and then installed at the client's location using normal Windows installation procedures.

After the PrimeCareTM Version 9 client application has been installed, when it is first run, it automatically contacts the server tier (remotely hosted by PrimeCare Systems, Inc.) and initiates the user registration process. Most of the registration process will be completed silently and automatically. Once the user has completed registration, he may add additional terminals at any time simply by installing the client program on as many terminals as desired. A permanent, system-assigned user-id is used to identify all terminal associated with a specific client.

The system is designed to support multiple reimbursement models, including free demo, no-charge use, sponsored use, flat fee, periodic (monthly / annual) fee, activity based fees, and option-based fees.

         Code ComplierTM: OCGT has also developed Code ComplierTM an application software program that was designed to be used in conjunction with OCGT's PrimeCareTM and PrimeCareOnTheWeb.comTM. As each item of information is entered into and collected by PrimeCareTM during the patient encounter, the CodeComplierTM organizes the data in the proper classification and using the 1997 HCFA guidelines, automatically calculates HCFA's Evaluation and Management code level, with full audit trail, used for determining the reimbursement level by Medicare and other third party payors for the History, Physical Findings and Decision Making sections the office visit. It totally eliminates the time and effort which would otherwise be required by physician office personnel to complete this task. CodeComplierTM takes the guess work out of E&M compliance. However, no assurances can be given that OCGT's marketing plan will succeed.

         PrimeCareOnTheWeb.com (the "PCW Site"): The PCW Site is a unique physician and patient interactive Site that: (i) uses the HPI questionnaires for diagnostic and follow-up office visits, physician reference articles, patient education material, CodeComplierTM for real time calculation of E&M code and scheduler portion of PrimeCareTM; (ii) enables physicians to obtain their patient's detailed HPI by having the patient answer HPI Questionnaires via the Internet without requiring physician time; (iii) saves the physician and staff the time required to obtain the HPI, thus allowing them to give more attention to each patient and/or see more patients; (iv) produces an extremely comprehensive HPI that includes all of the "yes" answers, pertinent negatives and a list of the diagnostic possibilities with the answers that support each diagnostic consideration; (v) is HIPAA compliant; (vi) protects all Internet communication and the confidentiality rights of every user through a unique user ID and password per questionnaire to be answered and secure digital certificates from VeriSignTM, (vii) encrypts all data for storage; (viii) creates a significant data base for outcomes research; and (ix) automatically provides registered physicians individual Web sites on YourOwnDoctorTM.com.

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

         YourOwnHealth.com (the "YOH Site"): The YOH Site is a unique, free online health and wellness site and empowers healthcare consumers to be better prepared for their next visit to the doctor. The YOH Site offers: (1) the "Medical Interview" that: (i) enables visitors to securely and anonymously select and complete from 110 of the 280 diagnostic problem specific HPI Questionnaires contained in PrimeCareTM; (ii) generates and makes available to the visitor a detailed HPI report based upon their responses; (iii) permits the visitor to answer the Questionnaires in either English or Spanish; (iv) encrypts all medical data and uses digital certificates from VeriSignTM for Internet communication; (v) provides banner links to the YOD Site and www.DeniseAustin.com. (2) "YourOwnHealthTM Notebook": (i) is a secure depository for storage of personal and family medical data for Registered Members; (ii) can be accessed only through the use of registered IDs and Passwords; (iii) encrypts all medical data and uses digital certificates from VeriSignTM for Internet communication; (iv) provides a convenient way to keep track of personal health issues such as allergies, immunizations, medications and others that can be kept and edited on designated lists; (v) allows the Member to save the completed Questionnaire HPI report and to add personal notes and reminders to the record.
(3) "YourOwnHealthTM Reference" provides extensive healthcare consumer education material relating to diseases, disease management, medical procedures and prescription and common over the counter medications, including drug interaction.

         Marketing: The principal markets for the PrimeCare(TM) System are ambulatory/outpatient medical facilities, such as, primary care physicians, medical clinics and staff health maintenance organizations.

         PrimeCareTM is marketed as a service, on a pay for use basis, with a maximum charge of $1.50 per patient visit. This marketing method eliminates a significant financial commitment to purchase the software, plus monthly maintenance charges for updates, and ties the cost directly to use. Physician users have stated that the financial benefits derived by the physician from use of PrimeCareTM exceeds the cost per patient visit. According to the American Medical Association, there are over 650,000 physicians in the U.S. creating a very large potential market for the System. OCGT estimates that as many as

250,000 of these physicians could use PrimeCareTM routinely. However, no assurances can be given that the marketing plan will succeed.

         Competition: OCGT has not identified any competitive patient management system which embodies all the features of the PrimeCare(TM) System, in particular the complaint specific, interactive Questionnaires completed by the patient and the report generated by the patient's responses. However, other companies market systems which may have some of the features of the PrimeCare(TM) System and some companies market medical office products which perform different functions than those performed by the PrimeCare(TM) System. To date, market penetration by both PSI and its competitors has been very small.

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

         Competition: Denise Austin's Daily Workout is the number one fitness show on television with over one million viewers each weekday morning. Ms. Austin top-selling videos have sold over 4 million copies, capturing 28% of the fitness video market.

Medical Information Systems
---------------------------
MIS, a Florida corporation was acquired by OCGT on June 25, 1992. Substantially all of the assets of MIS were sold to MM and MM assumed substantially all of the liabilities as of July 28, 1999. See "DESCRIPTION OF BUSINESS - Disposition of Assets". MIS was the area dealer for MM. The sale was made under the dealer acquisition program initiated by MM in 1997 when it became publicly held. MIS marketed computer systems to providers of medical services.

Cardiointegraph
---------------
OCGT has developed a diagnostic instrument for the early detection of coronary heart disease, known as the Cardiointegraph, which takes the electrical impulses generated by a patient during the course of a conventional electrocardiogram ("ECG"), and through a series of integrations and normalization, displays these signals in a different visual format, known as a Cardiointegram ("CIG"). In OCGT's opinion, a CIG provides the examining physician with a method for identifying patients with apparently normal ECG's who may actually have coronary heart disease.

         Marketing OCGT has been unable to generate sufficient revenues to fund its operations or to operate at a profit. Although a CIG was sold during the fiscal year ended June 30, 2001, to date, OCGT has not derived substantial revenues from the sale of CIGs and there can be no assurance that OCGT will ever be able to market the CIG.

         Competition OCGT believes that the CIG does not compete directly with any other diagnostic method. However, the CIG does compete generally with other diagnostic methods, such as stress testing and thallium perfusion stress tests.

In the past, OCGT sold its product through medical distributors, a sales and marketing method employed by other medical equipment manufacturers.

         Patent Protection OCGT's primary patent expired in November 1986. In June 1985 a new method patent was granted to OCGT which expired in the year 2002. This new patent covers OCGT's method for correctly detecting in a repeatable fashion the proper base line which is essential to accurately compute the CIG. OCGT owns trademark registrations in the United States for "OCG".

Government Regulation
---------------------
         OCGT is operating in the medical field which is subject to extensive federal, state and local regulations. The CIG is a "device" under the Food, Drug and Cosmetic Act of 1938, as amended (the "Act"). On December 29, 1981, OCGT was formally advised by the Food and Drug Administration ("FDA") that OCGT had clearance to market the CIG, subject to the general controls and provisions of the Act. The FDA designated the CIG to be in regulatory class II. OCGT believes that it is presently in compliance with all federal, state and local regulations.

Neither the PrimeCare(TM) System, nor the CodeComplierTM require FDA filings.

Employees
---------
OCGT employs three full time employees, all of whom are non-salaried officers. Its subsidiary, PSI employs six salaried employees including officers, five of whom are full time and one is part time. All are salaried.


                                   PROPERTIES

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

Fiscal Year Ended June 30, 2001           High           Low
-------------------------------           ----           ---

1st Quarter                              .1875          .1250
2nd Quarter                              .1562          .0469
3rd Quarter                              .3125          .0625
4th Quarter                              .1875          .0750

Fiscal Year Ended June 30, 2002           High           Low
-------------------------------           ----           ---

1st Quarter                              .0900          .0500
2nd Quarter                              .1900          .0600
3rd Quarter                              .2500          .1100
4th Quarter                              .1700          .0900

As of June 30, 2002 there were approximately 1,323 record holders of the Common Stock, which does not include stockholders whose shares are registered in "nominee" or "street" name. The closing bid price per share for the Common Stock on September 11, 2002 was $.10.

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

On November 12, 2001, the Board has designated 100,000 shares as Series C Preferred Stock, of which the preferences and other rights, and the qualifications, limitations or restrictions thereof, include the following: (1) the shares are convertible into one hundred shares of Common Stock for each share of Series C Preferred Stock converted, provided: (i) that in the event that there is no increase in the number of the Company's authorized shares of Common Stock, then conversion can occur only if authorized by the Company's Board; or in the alternative, (ii) in the event that the Company's Stockholders shall authorize the Corporation's Board to increase the number of the Corporation's authorized shares of Common Stock to at least one hundred million authorized shares and, as a result the number is so increased then conversion is at the option of the holder; (2) the holders shall have one hundred (100) votes per share held and shall have the right to vote for any purpose that the holders of the Company's Common Stock may vote; (3) dividends shall not be cumulative and shall be distributable out of the aggregate of all cash dividends declared by the Company in any year, such cash dividends, if any, shall be calculated in an amount per share of Series C equal to one hundred (100)times of the amount per share of dividends distributable to the holders of one share of the Common Stock; and (4) in the event of any voluntary or involuntary liquidation, dissolution or other winding up of the affairs of the Company, the holders of the Series C Preferred Stock shall be entitled to receive out of the assets and funds of the Company to be distributed, an amount per share equal to one hundred
(100) times of the amount per share to be distributed to the holders of one share of the Common Stock.. On January 31, 2002, 60,000 shares of Series C Preferred Stock was issued on the conversion of $450,000 of notes payable.

On June 10, 1992 pursuant to the authority vested in the Board of Directors of OCGT, a series of Preferred Stock of OCGT was created out of the authorized but unissued shares of the capital stock of OCGT, and was designated Series E Preferred Stock, to consist of a maximum of 100,000 shares, par value $.10 per share, of which the preferences and other rights, and the qualifications, limitations or restrictions thereof, includes the following: (1) These shares are non-convertible; (2) The holders of shares shall have the right to vote for any purpose on the same basis as the holders of OCGT's Common Stock; (3) Series E Dividends shall not be cumulative and shall be distributable out of the aggregate of all cash dividends declared by OCGT in any year, and shall be calculated as follows: the aggregate amount of all cash dividends declared and to be distributed by OCGT to all classes of its shareholders in a fiscal year shall be multiplied by a fraction, the (A) numerator of which shall be an amount equal to fifty (50%) percent of the net profits of OCGT's subsidiary, Mooney-Edwards Enterprises, Inc. ("MIS") for the prior fiscal year; and the (B) denominator of which shall be the sum of the said net profits of OCGT (including those of MIS) for such prior fiscal year; (4) The Series E Preferred Stock may be redeemed, in whole or in part, at the option of OCGT, at the price of $30.00 per share, plus all accrued and unpaid dividends thereon. On June 25, 1992, 100,000 shares of Series E Preferred Stock were issued in conjunction with the acquisition of Mooney-Edwards Enterprises, Inc. No dividends have ever been declared or paid for the Series E Preferred Stock.. On August 2, 1999, pursuant to the terms of an Asset Purchase Agreement, Mooney-Edwards Enterprises, Inc was sold by OCGT. During December 2001, the Company converted 67,000 shares of Series E Preferred Stock into 200,000 shares of the Company's Common Stock.


Item 6.  Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------

                       Fiscal 2002 Compared to Fiscal 2001
                       -----------------------------------

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

Results of Operations
---------------------
Total revenues increased to $155,185 for the year ended June 30, 2002 from $53,955 for 2001. Cost of sales increased $80,439 for the year ended June 30, 2002. The increase in sales and cost of sales resulted from a change in operations which started in September, 2001 when the Company decided to purchase certain merchandise for resale on the internet, rather than act as a commissioned broker.

Marketing general and administrative expenses increased $266,164 for the year ended June 30, 2002 as compared to 2001 primarily due to increases of approximately: $100,000 in sales and marketing expenses; $43,000 in corporate expenses; $37,000 in amortization; and $20,000 in legal fees.

Liquidity and Capital Resources
-------------------------------
At June 30, 2002 OCGT had a current ratio of .99 to 1 compared to 1.01 to 1 as of June 30, 2001. Although the net loss from operations for the year ended June 30, 2002 was $646,620 a significant part of the loss resulted from non- cash charges of approximately $424,000, which accounted for approximately 67% of the total loss from operations.

Cash on hand and accounts receivable were $37,517 at June 30, 2002. During the year ended June 30, 2002, OCGT received $745,000 in cash through the sale of equity interests. Although, in the past, OCGT's principal means of overcoming its cash shortfalls from operations was from the sale of OCGT's stock, loans and the exercise of warrants, there can be no assurances that OCGT will succeed in its efforts.

Notes receivable
----------------
OCGT has advanced funds totaling $325,000, plus unpaid interest at 7% per annum, pursuant to a grid note, dated February 4, 2002. In consideration for these advances, OCGT received warrants to purchase common stock of the borrower, exercisable over a period of three years from the date of issuance, at a price of $0.25 per share. OCGT received a security interest in accounts receivable of the borrower anticipated to be generated under certain sales contracts which provide for borrower to install and maintain the healthcare system for certain countries. OCGT is also a subcontractor of the borrower.

Disposition of Assets
---------------------
On August 2, 1999, pursuant to the terms of an Asset Purchase Agreement, Mooney-Edwards Enterprises, Inc.("MIS"), a wholly owned subsidiary of OCGT, sold substantially all of the assets, as of July 28, 1999, to Medical Manager Southeast, Inc.("MM") and MM assumed substantially all of the liabilities related to operations as of July 28, 1999 for a purchase price equal to four-hundred-two thousand eight-hundred-six dollars ($402,806).

Products and Competition.
-------------------------
OCGT acquired PSI on May 16, 1994. PSI owns all right, title and interest in the PrimeCareTM System, which is protected by copyrights.

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

Products: The Company (i) owns and markets the PrimeCareTM System, (ii) owns and markets secure, Internet enhanced versions of parts of the PrimeCare(TM) System and the CodeComplierTM, on separate (but linked) Web sites known respectively as YourOwnDoctor.com, PrimeCareOnTheWeb.comTM and YourOwnHealth.comTM ; (iii) markets the CodeComplierTM and; (iv) created, maintains and markets a Web site known as DeniseAustin.com. OCGT will shortly be offering the PrimeCare(TM) Patient Management System Version 9 ("PrimeCareTM Version 9"). PrimeCareTM Version 9 is a complete, ground-up redesign and re-write of the entire PrimeCareTM Patient Management System undertaken during this past fiscal year. For more information about the products see "DESCRIPTION OF BUSINESS - Products Overview"

PrimeCare's Version 9 reduces installation and maintenance costs and has great flexibility which enables it to be adapted to a wide variety of health care organizational uses, i.e., national and local health care systems, military organizations, correctional facilities, HMOs, hospitals with outpatient services, clinics, group practices and solo practitioners.

The Market: OCGT's markets for: (a) the PrimeCare System, the PCW Site and the YOD Site are ambulatory/outpatient medical facilities, such as, primary care physicians, medical clinics, group practices, health maintenance organizations, and in general, healthcare providers other than those providing care to patients confined to hospital beds; and (b) the YOH Site is for the use of the general public.

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

Revenue Sources and Marketing Strategy: During the prior fiscal year, OCGT's marketing efforts had been concentrated on its Web products. However, during the fiscal year ended June 30, 2002, the PrimeCareTM System has been selected to be part of a major, multi-year international healthcare information management program anticipated to be installed in a number of countries as their healthcare system. In anticipation OCGT intensified its efforts to complete PrimeCare Version 9. Successful completion of these contracts would produce very significant revenues for OCGT. There can be no assurance, however, that this project will move forward or in the event that it does, the extent to which the PrimeCareTM System will be used.

Advertising Revenues. An article appearing in CNET News.com from
Knowledge@Wharton.com, August 7, 2001 stated, ".... Pharmaceutical companies currently spend $2 billion in direct-to-consumer advertising. Johnson & Johnson has said it will move 40 percent of its ad budget to the Internet. If everyone moves 40 percent to the Internet, that's almost $1 billion....". This should create the availability of significant advertising dollars for the Company's Web products which are viewed by consumers.

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

Licensing Fees: OCGT believes that annual licensing fees from national health plans of foreign countries and domestic large fixed population groups which include, but are not limited to, labor unions, medical insurance companies, HMOs, military forces and correctional facilities, can be a source of revenues.

Targeting The Market: OCGT's primary focus is on targeting healthcare provider organizations whose physicians can drive the most traffic to OCGT's Web sites. OCGT is attempting to establish business relationships with organizations that currently deal with healthcare providers. These organizations consist of healthcare providers, marketers of software and hardware, such as, office management system vendors, any other healthcare Web sites. OCGT would enter into revenue sharing agreements with these organizations. OCGT currently attempts to recruit and train these organizations through: (a) its sales and marketing staff; and (b) through independent consultants. The independent consultants are compensated solely on a commission basis. OCGT intends to expand its efforts with the launch of PrimeCare Version 9.

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

OCGT continues to offer the PrimeCare System and the CodeComplier as turnkey systems within a physician's office.

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

         Marketing: OCGT has expanded the comprehensive shopping area on the DA Web site which offers a broad range of noncompeting products within the fitness industry. OCGT will share income from two sources - advertising revenues and e-commerce. YourOwnHealth(TM) is currently positioned at the Denise Austin Web Site with banners and sponsorship of the monthly newsletter which directs traffic to YourOwnHealth(TM). YourOwnHealth(TM) intends to take advantage of the opportunity to position its interactive tools directly from www.DeniseAustin.com to facilitate a greater increase of traffic.

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


                       Fiscal 2001 Compared to Fiscal 2000
                       -----------------------------------

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

Item 7.  Financial Statements
         --------------------

The following are included and filed under this Item and appear immediately following the signature page on page 20:

                                                                   PAGE
                                                                   ----

         Independent Auditors' Report                               F-1

         Consolidated Balance Sheet - June 30, 2002                 F-2

         Consolidated Statements of Operations -
         Years ended June 30, 2002 and 2001                         F-3

         Consolidated Statements of Shareholders'
         Equity - Years ended June 30, 2002 and 2001                F-4

         Consolidated Statements of Cash Flows -
         Years ended June 30, 2002 and 2001                         F-5

         Notes to Consolidated Financial Statements                 F-7

Item 8.  Changes In and Disagreements With Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure.
         --------------------

              NONE

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant.
         --------------------------------------------------

         The directors and executive officers of OCGT are:

      Name                 Age                   Position
      ----                 ---                   --------

Edward C. Levine            75          President and Director

Jarema S. Rakoczy           60          Vice President and Director

Jeffrey P. Nelson           58          Secretary and Director


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

                           Summary Compensation Table
                           --------------------------
           (a)                       (b)                        (c)
                                                   Long-term Compensation Awards
                              Fiscal Year Ended        Securities Underlying
Name & Principal Position          June 30,               Options / SARs
-------------------------          --------               --------------
Edward C. Levine,                    2002                     750,000
   President and Chief               2001                      - 0 -
   Executive Officer                 2000                     200,000



                        Option Grants in Last Fiscal Year
                        ---------------------------------
       (a)               (b)             (c)            (d)              (e)
                    Number of       % of Total
                    Securities      Options/SARs
                    Underlying      Granted to      Exercise or
                    Options/SARs    Employees in    Base Price
      Name          Granted(1)      Fiscal Year     ($/Share)      Expiration Date
----------------    ------------    ------------    -----------    ---------------
Edward C. Levine       750,000           42%           $0.15           12/5/04
J. S. Rakoczy          100,000           39%           $0.15           12/5/04
J. P. Nelson           700,000            6%           $0.15           12/5/04


"Notes: (1) Exercise of these warrants is conditioned upon the Company having increased the authorized number of shares of Common Stock to one hundred million shares."

                 Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year End Option Values
                        ---------------------------------

The following table sets forth certain information regarding the exercise of stock options during the fiscal year ended June 30, 2002 and the fiscal year ended value of unexercised options for OCGT's named executive officers.

                                                                                Value of Unexercised
                   Shares                         Number of Unexercised        In-the-money Options at
                 Acquired on        Value       Options at Fiscal Year-End       Fiscal Year End (1)
    Name          Exercise      Realized ($)    Exercisable/Unexercisable     Exercisable/Unexercisable
    ----         -----------    ------------    --------------------------    -------------------------
E. C. Levine         -0-             $0           1,250,000 / 1,250,000          $162,500 / $162,500
J. S. Rakoczy        -0-             $0             190,000 /   190,000          $ 24,700 / $ 24,700
J. P. Nelson         -0-             $0           1,000,000 / 1,000,000          $130,000 / $130,000



-------------------
Notes: (1) Calculated based on the excess of the closing market price of OCGT's common stock as reported on the OTC Bulletin Board on June 30, 2002 over the option exercise price.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         --------------------------------------------------------------

The following table sets forth, as of September 11, 2002 certain information with respect to Common Stock ownership of (i) each person known by OCGT to own beneficially more than 5% of the shares of OCGT's Common Stock, (ii) all directors, and (iii) all Officers and Directors as a group.

            Name and Address of         Amount & Nature of        Percent
Class       Beneficial Owner            Beneficial Ownership      of Class
-----       ----------------            --------------------      --------

Common      Edward C. Levine               538,826 - direct         1.31%
            56 Harrison Street
            New Rochelle, NY 10801

Common      Jarema S. Rakoczy              359,600 - direct          .87%
            56 Harrison Street
            New Rochelle, NY 10801

Common      Jeffrey P. Nelson              535,000 - direct         1.30%
            56 Harrison Street
            New Rochelle, NY 10801

Common      All directors and            1,433,426 - direct         3.48%
            officers as a group
            (3 Persons)


Item 12. Certain Relationships and Related Transactions
         ----------------------------------------------

On December 5, 2001, OCGT authorized the issuance of, and thereafter issued, warrants to purchase shares of its Common Stock as follows: Edward C. Levine 750,000 warrants; Jeffrey P. Nelson 700,000 warrants; and Jarema S. Rakoczy 100,000 warrants; all at $.15 per share. The exercise of these New Warrants is conditioned upon the Company having increased the authorized number of its shares of Common Stock to one hundred million shares.

On December 28, 2001, OCGT authorized an aggregate of 2,698,056 Warrants, previously issued with shares reserved for exercise to be modified, with the Warrant holders' consent, eliminating the requirement to reserve shares of Common Stock for exercise of their Warrants. The exercise of these Warrants is conditioned upon OCGT having increased its authorized number of shares of Common Stock to one hundred million shares. In consideration for agreeing to these terms, OCGT extended the period of exercise to the latter of ,one additional year, or one year after OCGT increased its authorized number of shares of Common Stock to one hundred million shares. A reduction of the exercise to $0.25 was also authorized. Edward C. Levine holds 500,000 of these warrants; Jeffrey P. Nelson holds 300,000 of these warrants; and Jarema S. Rakoczy holds 90,000 of these warrants

On February 29, 2000, OCGT authorized the issuance of, and thereafter issued, 150,000 shares of OCGT's common stock were issued to retire debt in the amount of $37,374. The creditor is the son of OCGT's President.

On July 26, 1999, OCGT authorized the issuance of, and thereafter issued, warrants to purchase shares of its Common Stock as follows: Edward C. Levine 200,000 warrants; Jeffrey P. Nelson 150,000 warrants; and Jarema S. Rakoczy 60,000 warrants; all at $.47 per share.

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

  ** 3(i).10  Certificate of Amendment of Certificate of Incorporation filed
              June 7, 1996.

     3.(ii).1 By-laws of Registrant (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the Year ended June 30, 1985).

   * 4.1 Certificate of Resolutions Creating Series A Convertible Preferred Stock, filed January 23, 1986.

   * 4.2 Certificate of Correction filed to Correct Certain Errors in the Certificate of Stock Designation filed March 26, 1986.

     4.3 Certificate of Resolutions Creating Series E Convertible Preferred Stock, filed June 19, 1992. (incorporated by reference to Exhibit II to the Current Report on Form 8-K filed June 26, 1992)

     4.4 Certificate of Resolutions Creating Series B Convertible Preferred Stock, filed May 3, 1994 (incorporated by reference to Exhibit 4 to the Current Report on Form 8-K filed June 1, 1994)

  ** 4.5 Certificate of Amendment No. 1 Filed to Modify the Certificate of Designation Creating Series B Preferred Stock, filed August 30, 1996.

  ** 4.6 Certificate of Resolutions Creating Series C Preferred Stock, filed November 12, 2001 (incorporated by reference to Exhibit 4 to the Current Report on Form 8-K filed June 1, 1994)

    10.1 Technology Assignment Agreement dated as of December 19, 1983 by and between Biocard Partners and OCG Technology, Inc. (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K for the Year ended June 30, 1985).

    10.2 License Agreement dated as of December 19, 1983 by and between Biocard Partners and OCG Technology, Inc. (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K for the Year ended June 30, 1985).

    10.3 Stock Purchase and Exchange Agreement, dated as of June 12, 1992, between the Registrant and Mooney- Edwards Enterprises, Inc., D/B/A Medical Information Systems (incorporated by reference to
              Exhibit I to the Current Report on Form 8-K filed June 26, 1992).

    10.4 Stock Purchase and Exchange Agreement, dated as of May 16, 1994, between the Registrant and PrimeCare Systems, Inc. (incorporated by reference to Exhibit 2 to the Current Report on Form 8-K filed June 1, 1994)

    10.5 Asset Purchase Agreement, dated as of July 28, 1999, between Medical Manager Southeast, Inc.; Mooney-Edwards Enterprises, Inc.; and the Registrant (incorporated by reference to Exhibit 2 to the Current Report on Form 8-K filed August 16, 1999)

    21. Subsidiaries of Registrant. Optronic Labs, Inc., a New York corporation; Mooney-Edwards Enterprises, Inc., a Florida corporation; and, PrimeCare Systems, Inc., a Delaware corporation.

         (b)  Reports on Form 8-K

         There were no Reports on Form 8-K filed in the fourth quarter of fiscal 2001.

*        Incorporated by reference to the Form 10-KSB for the Year ended June
         30, 1987.

**       Incorporated by reference to the Form 10-KSB for the Year ended June
         30, 1996.

***      Incorporated by reference to Form S -3 on Form SB -2 filed January 31,
         2002

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       OCG TECHNOLOGY, INC.


                                       By: /s/ EDWARD C. LEVINE
                                           ---------------------------
Dated: October 11, 2002                    Edward C. Levine, President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


/s/ EDWARD C. LEVINE      President and Director              October 11, 2002
---------------------     (Principal Executive, Financial
  Edward C. Levine        and Accounting Officer)


/s/ JEFFREY P. NELSON     Secretary and Director              October 11, 2002
---------------------
  Jeffrey P. Nelson


/s/ JAREMA S. RAKOCZY     Vice President and Director         October 11, 2002
---------------------
  Jarema S. Rakoczy

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES



                                FINANCIAL REPORT



                             JUNE 30, 2002 AND 2001

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES


                             JUNE 30, 2002 AND 2001





                                    CONTENTS

                                                                            PAGE

Independent auditors' report                                                 F-1


Consolidated financial statements:

     Balance sheet                                                           F-2

     Statements of operations                                                F-3

     Statements of shareholders' equity                                      F-4

     Statements of cash flows                                              F-5-6


Notes to financial statements                                            F- 7-14

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
OCG Technology, Inc. and Subsidiaries
New York, New York


We have audited the accompanying consolidated balance sheet of OCG Technology, Inc. and Subsidiaries as of June 30, 2002, and the related consolidated statements of operations, cash flows and changes in shareholders' equity for the years ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OCG Technology, Inc. and Subsidiaries as of June 30, 2002, and the consolidated results of their operations and their cash flows for the years ended June 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 3, the Company has experienced recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





New York, New York
October 10, 2002

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 2002

                                     ASSETS

Current assets:
   Cash                                                            $     37,191
   Accounts receivable                                                      326
   Inventory                                                             14,531
   Other current assets                                                  44,877
   Notes receivable                                                     333,362
                                                                   ------------

      Total current assets                                              430,287
                                                                   ------------

Property and equipment, net                                              27,061
Capitalized software costs, net                                         426,826
Other assets                                                              4,972
                                                                   ------------

                                                                        458,859
                                                                   ------------

                                                                   $    889,146
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                           $     52,599

Other liabilities:
   Notes payable - long-term                                            239,500
                                                                   ------------

      Total liabilities                                                 292,099
                                                                   ------------

Shareholders' equity:
   Preferred stock, $.10 par value - Series C                             6,000
   Preferred stock, $.10 par value - Series E                             3,333
   Common stock $.01 par value, 50,000,000 shares
    authorized $.01 par value 39,173,614 shares
    issued and outstanding                                              391,736
   Additional paid-in-capital                                        25,486,759
   Accumulated deficit                                              (25,163,281)
   Stock subscriptions receivable                                       (65,000)
                                                                   ------------

                                                                        659,547

   Less: Treasury stock, at cost                                        (62,500)
                                                                   ------------

                                                                        597,047
                                                                   ------------

                                                                   $    889,146
                                                                   ============

                       OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS

                           FOR THE YEARS ENDED JUNE 30,



                                                           2002            2001
                                                       ------------    ------------

Revenues, sales                                        $    155,185    $     53,955
                                                       ------------    ------------

Costs and expenses:
   Cost of sales                                             80,439              --
   Marketing, general and administrative                    449,245         183,081
   Depreciation and amortization                            129,022         104,314
   Product development costs                                149,509         325,164
   Interest income - net                                     (6,410)           (472)
                                                       ------------    ------------

      Total costs and expenses                              801,805         612,087
                                                       ------------    ------------

Net loss                                               $   (646,620)   $   (558,132)
                                                       ============    ============

Basic and fully diluted net loss per share             $       (.02)   $       (.02)
                                                       ============    ============

Weighted average number of common shares outstanding     36,228,818      33,951,661
                                                       ============    ============

                                           OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                        FOR THE YEARS ENDED JUNE 30, 2002 AND 2001



                                     Preferred Stock  Series E     Preferred Stock Series C            Common Stock
                                              $.10 Par                      $.10 Par                      $01 Par
                                    ---------------------------   ---------------------------   ---------------------------
                                       Shares         Amount         Shares         Amount         Shares         Amount
                                    ------------   ------------   ------------   ------------   ------------   ------------

Balance, June 30, 2000                   100,000   $     10,000             --   $         --     32,175,557   $    321,755

Issuance of stock for services                --             --             --             --        430,000          4,300

Issuance of warrants for services             --             --             --             --             --             --

Sale of stock                                 --             --             --             --      2,618,056         26,181

Collection of stock subscription
 receivable                                   --             --             --             --             --             --

Net loss                                      --             --             --             --             --             --
                                    ------------   ------------   ------------   ------------   ------------   ------------

Balance, June 30, 2001                   100,000         10,000             --             --     35,223,613        352,236

Stock conversion                         (66,667)        (6,667)            --             --        200,001          2,000

Issuance of stock for services                --             --             --             --        150,000          1,500

Issuance of warrants for services             --             --             --             --             --             --

Exercise of warrants                          --             --             --             --      3,600,000         36,000

Note conversion                               --             --         60,000          6,000             --             --

Collection of stock subscription
 receivable                                   --             --             --             --             --             --

Net loss                                      --             --             --             --             --             --
                                    ------------   ------------   ------------   ------------   ------------   ------------

Balance, June 30, 2002                    33,333   $      3,333         60,000   $      6,000     39,173,614   $    391,736
                                    ============   ============   ============   ============   ============   ============



                                     Additional                      Stock
                                      Paid-in      Accumulated    Subscriptions    Treasury
                                      Capital        Deficit       Receivable       Stock          Total
                                    ------------   ------------   ------------   ------------   ------------

Balance, June 30, 2000              $ 24,391,201   $(23,958,529)  $   (356,000)  $    (62,500)  $    345,927

Issuance of stock for services            47,572             --             --             --         51,872

Issuance of warrants for services         24,000             --             --             --         24,000

Sale of stock                            213,819             --             --             --        240,000

Collection of stock subscription
 receivable                                   --             --        323,000             --        323,000

Net loss                                      --       (558,132)            --             --       (558,132)
                                    ------------   ------------   ------------   ------------   ------------

Balance, June 30, 2001              $ 24,676,592    (24,516,661)       (33,000)       (62,500)       426,667

Stock conversion                           4,667             --             --             --             --

Issuance of stock for services            13,500             --             --             --         15,000

Issuance of warrants for services         24,000             --             --             --         24,000

Exercise of warrants                     324,000             --        (65,000)            --        295,000

Note conversion                          444,000             --             --             --        450,000

Collection of stock subscription
 receivable                                   --             --         33,000             --         33,000

Net loss                                      --       (646,620)            --             --       (646,620)
                                    ------------   ------------   ------------   ------------   ------------

Balance, June 30, 2002              $ 25,486,759   $(25,163,281)  $    (65,000)  $    (62,500)  $    597,047
                                    ============   ============   ============   ============   ============

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          FOR THE YEARS ENDED JUNE 30,



                                                            2002         2001
                                                         ---------    ---------

Cash flows from operating activities:
    Net loss                                             $(646,620)   $(558,132)
                                                         ---------    ---------
    Adjustments to reconcile net loss to net cash
      Used in operating activities:
        Depreciation and amortization                      129,022      104,314
        Issuance of stock and warrants for services
          and other expenses                                24,000       75,872
    Changes in operating assets and liabilities:
        (Increase) decrease in:
            Accounts receivable                              9,148       (2,449)
            Receivable from sale of business                39,908
            Prepaid expenses and other assets              259,778     (259,349)
            Inventory                                      (14,531)          --
        (Decrease) increase in:
            Accounts payable and accrued expenses          (11,242)      17,235
                                                         ---------    ---------

                Total adjustments                          396,175      (24,469)
                                                         ---------    ---------

        Net cash used in operating activities             (250,445)    (582,601)
                                                         ---------    ---------

Cash flows from investing activities:
    Purchases of property and equipment                     (8,447)        (355)
    Capitalized software development costs                (155,830)    (215,098)
                                                         ---------    ---------

        Net cash used in investing activities             (164,277)    (215,453)
                                                         ---------    ---------

Cash flows from financing activities:
    Proceeds from issuance of common stock                 381,667      240,000
    Increase (decrease) in:
        Issuance of notes receivable                      (398,362)          --
        Subscription receivable                             33,000      323,000
        Proceeds from issuance of notes payable            239,500      205,000
        Conversion of notes payable                       (255,000)          --
        Series E preferred stock                            (6,667)          --
    Proceeds from issuance of Series C preferred stock     450,000           --
                                                         ---------    ---------

        Net cash provided by financing activities          444,138      768,000
                                                         ---------    ---------

Net increase (decrease) in cash                             29,416      (30,054)

Cash, beginning of year                                      7,775       37,829
                                                         ---------    ---------

Cash, end of year                                        $  37,191    $   7,775
                                                         =========    =========

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          FOR THE YEARS ENDED JUNE 30,



                                                           2002           2001
                                                         --------       --------

Supplemental disclosure of cash flows information:

    Interest paid                                        $      0       $     71
                                                         ========       ========


Supplemental disclosure:

    Non-cash investing and financing activities:

         For services rendered during the year the company issued an additional 150,000 and 430,000 shares of common stock respectively for each years.

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001



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

     Basis of Presentation:

     The accompanying consolidated financial statements have been prepared assuming that OCG will continue as a going concern. OCG has experienced recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty or the results of contracts currently being negotiated (Note
     3).

     Management intends to sell debt and/or equity in order to continue the operations of the business. There can be no assurance that OCG will be able to raise sufficient capital to continue its operations and/or generate adequate cash flow from operations.

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001



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

     Net loss per share:

     OCG has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128") that requires the reporting of both basic and diluted earnings per share. Basic net loss per share is computed by dividing net loss available to common shareowners by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the fully diluted loss per share calculation for 2002 and 2001 because their effect would be antidilutive.

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001



1.   Summary of significant accounting policies: (continued)

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

     Cash:

     OCG considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2002 and 2001.

2.   Property and equipment:

     Property and equipment consists of the following:

                                                               2002       2001
                                                             --------   --------

         Equipment held under fee for service arrangements   $366,675   $366,675
         Machinery and equipment                              299,131    290,684
                                                             --------   --------

                                                              665,806    657,359
         Less: Accumulated depreciation                       638,745    614,919
                                                             --------   --------

                                                             $ 27,061   $ 42,440
                                                             ========   ========

         Depreciation expense was $23,826 and $35,571 for the years ended June 30, 2002 and 2001, respectively.

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001



3.   Note receivable:

     Demand notes receivable of $398,362 includes accrued interest of $8,362. Interest in these notes accrues at 4% - 7% per annum. $65,000 of this amount represent subscriptions to stock recorded as a reduction in stockholder's equity.

     The remaining $325,000 plus accrued interest at 7% per annum represents funds advanced pursuant to a grid note dated February 4, 2002. In consideration for these advances OCG received warrants to purchase 1,000,000 shares of the common stock of the borrower exercisable over a period of three years from the date of issuance at a price of $0.25 per shares. In addition, OCG received a security interest in accounts receivable of the borrower generated under certain sales agreements currently being negotiated. The Company has no guarantee that these agreements will be consummated or any sales will result.

4.   Notes payable:

     Notes payable are unsecured and bear interest between 4% - 5% per annum. The notes payable are convertible into common shares at the conversion rate of $10 per share.

5.   Shareholders' equity:

     Preferred stock:

     On July 12, 1984, the shareholders of OCG approved the creation of a class of 1,000,000 shares of preferred stock, and authorized the Board of Directors to establish and designate the number of shares and relative rights, preferences and limitations of such preferred stock.

     Series E Preferred Stock:

     In June 1992, the Board of Directors designated 100,000 shares of Preferred Stock as Series E Preferred Stock. These shares were issued in conjunction with the acquisition of Mooney Edwards. These shares: (i) are non-convertible with the right to vote on the same basis as the holders of OCG's common stock, (ii) may be redeemed in whole or in part at the option of OCG at a price of $30 per share plus all accrued and unpaid dividends thereon, and, (iii) have the right to dividends which are not cumulative and are limited to a fraction of all cash dividends declared and to be distributed by OCG to all classes of its shareholders in any fiscal year, the (A) numerator of which shall be an amount equal to fifty (50%) percent of the net profits of Mooney Edwards for the prior fiscal year; and the (B) denominator of which shall be the sum of the net profits of OCG (including those of Mooney Edwards) for such prior fiscal year, and no more. No dividends to Series E Preferred shareholders were due at June 30, 2002 and 2001 (see Note 9 regarding sale of Mooney Edwards).

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001



5.   Shareholders' equity: (continued)

     Series C Preferred Stock:

     In November 2001, the Board of Directors designated 100,000 shares of Preferred Stock as Series C Preferred Stock. These shares: (i) are convertible into one hundred shares of Common Stock for each share of Series C Preferred Stock converted, provided (a) that there is no increase in the number of the Company's authorized shares of Common Stock, then only to the extent authorized by the Company's Board,; or in the alternative,
     (b) in the event that the Company's Stockholders shall authorize the Corporation's Board to increase the number of the Corporation's authorized shares of Common Stock to at lease one hundred million authorized shares and, as a result the number is so increased; (ii) the holders shall have one hundred (100) votes per share held and shall have the right to vote for any purpose that the holders of the Company's Common Stock may vote; (iii) dividends shall not be cumulative and shall be distributable out of the aggregate of all cash dividends declared by the Company in any year, such cash dividends, if any, shall be calculated in an amount per share of Series C equal to one hundred (100) times of the amount per share of dividends distributable to the holders of one share of the Common Stock, and (iv) in the event of any voluntary or involuntary liquidation, dissolution or other winding up of the affairs of the Company, the holders of the Series C Preferred Stock shall be entitled to receive out of the assets and funds of the Company to be distributed, an amount per share equal to one hundred (100) times of the amount per share to be distributed to the holders of one share of the Common Stock. In January 2002, 60,000 shares of Series C Preferred Stock was issued on the conversion of $450,000 of notes payable.

     Common stock:

     In fiscal 2002 OCG sold 3,750,000 shares of common stock in private placements for $375,000.

     In fiscal 2001 OCG sold 2,618,056 shares of common stock in private placements for $240,000.

     In Fiscal 2002, OCG issued -0- shares of common stock for services rendered.

     In Fiscal 2001, OCG issued 430,000 shares of common stock for services rendered.

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001



5.   Shareholders' equity: (continued)

     Warrants:

     Warrants issued for services generally vest immediately. Warrant activity for the years ended June 30, 2002 and 2001 is summarized as follows:

                                                    2002                2001
                                                -----------         -----------

         Outstanding at beginning of year         6,026,056           4,689,000
         Warrants granted                         8,846,000           2,717,056
         Warrants exercised                      (3,600,000)                 --
         Warrants canceled                         (862,000)         (1,380,000)
                                                -----------         -----------

         Outstanding at end of year              10,410,056           6,026,056
                                                ===========         ===========


     OCG issued warrants for the following:

                                                          Exercise     Value of
                                             Warrants       Price      Warrants
                                            ----------   ----------   ----------

         2002
            Non-compensatory:
               Attached to sale of stock     8,846,000          .10           --

         2001
            Non-compensatory:
               Employees and directors       2,717,056          .35           --
                                            ----------                ----------

                                            11,563,056                $       --
                                            ==========                ==========

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001



5.   Shareholders' equity: (continued)

     Warrants: (continued)

     At June 30, 2002, 10,410,056 shares of OCG common stock were reserved for future issuance with respect to the following warrants:

         Expiration                         Exercise Price         Common Shares
         ----------                         --------------         -------------

         July 2002                                     .47             267,000
         December 2002                                 .40              50,000
         January 2003                                  .35           2,125,000
         February 2003                                 .35              25,000
         June 2003                                     .25           1,220,000
         July 2003                                     .15              50,000
         September 2003                                .10           1,300,000
         December 2003                           .10 - .25           1,960,000
         January 2004                                  .25             493,056
         December 2004                                 .15           2,776,000
         September 2003 - June 2004              .15 - .42             144,000
                                                                    ----------

                                                                    10,410,056
                                                                    ==========

     The Company is in the process of increasing the number of authorized shares in order to have enough reserves of common stock for all outstanding warrant conversions.

6.   Commitments and contingencies:

     The Company is obligated under two leases for their office space.

     The first lease expires June 30, 2003 at an annual rent of $20,952. The second lease expires May 31, 2004 at an annual rental of $42,665.

     The minimum lease payments under the above lease are as follows:

                           Year Ended
                            June 30,               Amount
                           ----------            ---------

                              2003               $  63,617
                              2004                  42,665
                                                 ---------

                                                 $ 106,282
                                                 =========

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001



7.   Income taxes:

     At June 30, 2002, OCG had net operating loss carryforwards of approximately $13,000,000 which will expire at various dates from 2002 through 2021 subject to certain limitations. The deferred tax asset arising from net operating loss carry forwards are offset by a 100% valuation allowance due to the uncertainty as to their realization.

     OCG has entered into numerous equity transactions which may significantly limit the utilization of these net operating losses, pursuant to Internal Revenue Code Section 382. OCG has not performed a study to determine the effects of Section 382, and accordingly is unable to determine the annual limitations which may be imposed pursuant to Section 382.

8.   Related party transactions:

     A. Certain OCG officers received 410,000 warrants at an exercise price of $.47 per share. These warrants expire in July 2002.

     B. Certain of OCG's officers served without cash compensation for the years ended June 30, 2002 and 2001.