Form 10QSB
period 2002-09-30
OCG TECHNOLOGY INC
filed 2002-11-13
CIK 73779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                                               ------------------

    [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to___________

                          Commission file number 0-5186



                              OCG TECHNOLOGY, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)




                DELAWARE                                    13-2643655
     -------------------------------                    -------------------
     (State or other jurisdiction of                      (IRS Employer
      incorporation or organization)                    Identification No.)



                56 Harrison Street, New Rochelle, New York 10801
                ------------------------------------------------
                    (Address of principal executive offices)



                                 (914) 576- 8457
                           ---------------------------
                           (Issuer's telephone number)



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



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

             Class                     Shares Outstanding at November 6, 2002
  -----------------------------        --------------------------------------
  Common Stock ($.01 par value)                41,073,613 Shares

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES


                                      INDEX


PART I. - FINANCIAL  INFORMATION                                   PAGE NUMBER
--------------------------------                                   -----------

Consolidated Condensed Balance Sheets
September 30, 2002 and June 30, 2002                                    1

Consolidated Condensed Statements of Loss for the
Three  Months Ended September 30, 2002 and 2001                         2

Consolidated Condensed Statements of Cash Flow for
the Three Months Ended September 30, 2002 and 2001                      3

Notes to Consolidated Condensed Financial Statements                    4

Management's Discussion and Analysis of
Financial Condition and Results of Operations                           5


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                             11

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                              September 30,     June 30,
                                                                  2002            2002
                                                              ------------    ------------
ASSETS                                                         (UNAUDITED)      (AUDITED)
Current Assets:
      Cash                                                    $      1,424    $     37,191
      Accounts receivable                                              326             326
      Inventory                                                     13,163          14,531
      Other current assets                                          17,961          44,877
      Notes receivable                                             334,500         325,000
      Interest receivable                                           16,541           8,362
                                                              ------------    ------------
Total current assets                                               383,936         430,287

Property and equipment, net of accumulated depreciation of
             ($609,289)             ($601,590)                      26,713          27,061

Capitalized software costs, net of accumulated amortization
             ($231,277)             ($139,939)                     439,160         426,826
                                                              ------------    ------------
            Total assets                                      $    854,781    $    889,146
                                                              ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable and accrued expenses                         56,473          52,599
      Bank loans payable                                            16,967
Other liabilities:
      Notes Payable - long term                                    279,500         239,500
                                                              ------------    ------------
                    Total liabilities                              352,940         292,099
                                                              ------------    ------------

Shareholders' equity: (Note 4)
      Preferred stock $.10 par value, Series C                       6,000           6,000
      Preferred stock $.10 par value, Series E                       3,333           3,333
      Common stock $.01 par value                                  410,736         391,736
      Additional paid-in capital                                25,663,759      25,486,759
      Accumulated deficit                                      (25,273,987)    (25,486,281)
      Stock subscriptions receivable                              (245,500)        (65,000)
                                                              ------------    ------------
                                                                   564,341         724,547

      Less: treasury stock, at cost (12,500 shares)                (62,500)        (62,500)
                                                              ------------    ------------
                     Total shareholders' equity                    501,841         724,547
                                                              ------------    ------------
Total liabilities and shareholders' equity                    $    854,781    $    889,146
                                                              ============    ============

See accompanying notes to consolidated condensed financial statements

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                       Three Months Ended
                                                                          September 30,
                                                                  ----------------------------
                                                                      2002            2001
                                                                  ------------    ------------
Revenue:
          Sales                                                   $     47,345    $     24,909
                                                                  ------------    ------------

Costs and expenses:
          Cost of sales                                                 24,955               0

          Marketing, general and administrative                         56,828          43,513
          Depreciation and amortization                                 39,036          25,135
          Product development costs                                     43,841         130,922
          Interest - net                                                (6,609)           (476)
                                                                  ------------    ------------
Total costs and expenses                                               158,051         199,094
                                                                  ------------    ------------

Net profit (loss)                                                     (110,706)       (174,185)
                                                                  ============    ============

Weighted average number of shares outstanding during the period     39,890,493      32,320,485
                                                                  ============    ============

Loss per Common Share                                             $      (0.01)   $      (0.01)
                                                                  ============    ============

See accompanying notes to consolidated condensed financial statements

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    Three Months Ended
                                                                                       September 30,
                                                                               ----------------------------
                                                                                   2002            2001
                                                                               ------------    ------------
Cash flows from operating activities:
          Net income (loss)                                                    ($   110,706)   ($   135,077)
                                                                               ------------    ------------
          Adjustments to reconcile net income (loss)
                       to net cash used in operating activities:
                  Depreciation and amortization                                      39,036          30,851
                  Issuance of stock and warrants for services                         6,000           6,000

          Changes in assets and liabilities
                  (Increase) decrease in receivables                                 (8,179)          7,210
                  (Increase) decrease in notes receivables                           (9,500)
                  (Increase) decrease in other current assets                        26,896          84,736
                  (Increase) decrease in inventory                                    1,368          (8,856)
                  (Increase) decrease in accounts payable and
                   accrued expenses                                                   3,874          (6,722)
                                                                               ------------    ------------

                                 Total adjustments                                   59,495         113,219
                                                                               ------------    ------------

                                 Net cash used in operating activities              (51,211)        (21,858)
                                                                               ------------    ------------

Cash flows from investing activities:
             Capitalized software development costs                                 (43,673)        (33,412)
              (Increase) decrease in property and equipment                          (7,350)

Cash flows from financing activities:
              Increase (decrease) in notes payable                                   40,000         101,000
              Increase (decrease) in bank loans                                      16,967           8,000
              Proceeds from sale of common stock                                    190,000
              (Increase) decrease in subscriptions receivable                      (180,500)
                                                                               ------------    ------------

                                 Net cash changes from investing & financing         15,444          75,588
                                                                               ------------    ------------

Net increase (decrease) in cash                                                     (35,767)         53,730

Cash, beginning of period                                                            37,191           7,774
                                                                               ------------    ------------

Cash, end of period                                                            $      1,424    $     61,504
                                                                               ============    ============

See accompanying notes to consolidated condensed financial statements

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. In the opinion of the Company, (which, together with its subsidiaries, unless the context otherwise requires, is referred to as "OCGT"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2002 and the results of operations for the three months ended September 30, 2002 and 2001 and the statements of cash flows for the three months ended September 30, 2002 and 2001. The June 30, 2002 balance sheet has been derived from the Company's audited financial statements.

         The results of operations for the three months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

4.       Capital Changes:

         During the three months ended September 30, 2002, for services rendered in accord with the terms of a consulting agreement, warrants were issued to purchase a total of 15,000 shares of the Company's common stock at exercise prices ranging between $0.15 to $0.25 per share with exercise dates of said warrants expiring between July 1 to September 1, 2004. The Company reflected a total expense of $6,000 for the three month period ending September 30, 2002.

         During the three months ended September 30, 2002, warrants were exercised to purchase an aggregate of 1,900,000 shares of the Company's common stock at an exercise price $0.10 per share.

                      CG TECHNOLOGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations
---------------------
Total revenues increased $22,436 for the three months ended September 30, 2002 as compared to the same period for 2001 primarily as a result of a change in marketing methods of Web site sales. In prior years, income from Web site sales was "commissions". In the fall of 2001, inventory was purchased for Web site sales and as a result the revenues increased and the cost of sales was $24,955 for the three months ended September 30, 2002. The sales of OCG Technology, Inc. ("OCGT"), and Prime Care Systems, Inc ("PSI"), a subsidiary of OCGT, were $0 and $47,345 respectively, for the three months ended September 30, 2002.

Marketing, general and administrative expenses increased $13,315 for the three months ended September 30, 2002 as compared to the same period for 2001 primarily as a result of the increase of expenditures for business development.

Liquidity and Capital Resources
-------------------------------
At September 30, 2002, OCGT had a current ratio of .54 to 1 compared to .57 to 1 as of September 30,2001. The net loss from operations for the three months ended September 30, 2002, was $110,706 of which loss from non-cash charges of $71,932 accounted for 65% of the total loss from operations. OCGT has experienced recurring losses from operations and has been unable to provide sufficient working capital from operations and has relied on the sale of equity interests in OCGT, the exercise of warrants and loans from shareholders to fund its operations. OCGT's auditors have included an explanatory paragraph regarding the ability of OCGT to continue as a "going concern".


Cash on hand and accounts receivable were $1,750 at September 30, 2002. OCGT also has $245,500 of demand notes receivable related to the exercise of warrants. In the past, OCGT's principal means of overcoming its cash shortfalls from operations was from the sale of OCGT's common stock, the exercise of warrants and loans from shareholders. During the three months ended September 30, 2001, OCGT received $40,000 in loans from shareholders. Although, in the past, OCGT has been able to provide working capital through the sale of equity interests in OCGT, loans from shareholders and through the exercise of warrants, there can be no assurances that OCGT will succeed in its efforts.

Notes receivable
----------------
OCGT has advanced funds totaling $334,500, plus accrued interest at 7% per annum, pursuant to a grid note, dated February 4, 2002. In consideration for these advances, OCGT received warrants to purchase common stock of the borrower, exercisable over a period of three years from the date of issuance, at a price of $0.25 per share. OCGT received a security interest in accounts receivable of the borrower anticipated to be generated under certain sales contracts which provide for borrower to install and maintain the healthcare system for certain countries. OCGT is also a subcontractor of the borrower.

Products and Competition
------------------------
OCGT's revenues are primarily derived through its wholly owned subsidiary PrimeCare Systems, Inc.(" PSI"), which developed, owns and maintains the PrimeCareTM Patient Management System ("the PrimeCareTM System"), which is protected by copyrights. (hereafter "OCGT" shall mean OCGT and/or PSI as the context requires).

Products:
---------
OCGT markets the PrimeCareTM System, the CodeComplierTM and Internet enhanced versions of parts of the PrimeCare(TM) System on the following Web sites
(1)YourOwnDoctor.com, (2) PrimeCareOnTheWeb.com and (3)YourOwnHealth.com. OCGT also created, maintains and markets a Web site known as DeniseAustin.com. OCGT will shortly be offering the PrimeCare(TM) System Version 9 ("PrimeCare Version 9"). PrimeCare Version 9 is a complete, ground-up redesign and re-write of the entire PrimeCareTM System undertaken during this past fiscal year.

PrimeCare's Version 9 reduces installation and maintenance costs and has great flexibility which enables it to be adapted to a wide variety of health care organizational uses, i.e., national and local health care systems, military organizations, correctional facilities, HMOs, hospitals with outpatient services, clinics, group practices and solo practitioners.

OCGT products are unique and are of significant benefit to healthcare providers and their patients, consumers, pharmaceutical companies and other companies in the healthcare industry and fitness field. Physicians agree that the most important and time consuming part of any medical encounter is the collection of the patient's detailed history of present illness ("HPI"). Most physicians agree that in as many as 8 of every 10 patients, the diagnosis can be obtained from a detailed HPI. Amongst many other benefits, the PrimeCareTM System is of great aid to the physician in obtaining the HPI.

Products:
--------

         PrimeCareTM Patient Management System ("the PrimeCareTM System") is an in-office client server based, user friendly, patient management system, and, also, is uniquely patient interactive, as well as physician and staff interactive. The PrimeCareTM System: (i) creates an electronic medical record documenting the patient/physician encounter; (ii) is compatible with practice management and billing systems; (iii) is Health Insurance Portability Accountability Act ("HIPAA") compliant; (iv) is designed for use in ambulatory clinics, group and individual practices; (v) uses an authoritative and comprehensive knowledge database of approximately 280 symptom and problem oriented patient questionnaires (the "Questionnaires") used to obtain the patient's history of present illness ("HPI") for diagnostic and follow-up office visits; (vi) collectively contains over 100,000 complaint and disease state questions, over 1,600 diagnoses, 1,250 physician reference articles, 1,700 patient education articles; (vii) allows the staff to schedule the appropriate Questionnaire and enter the vital signs; (viii) interacts directly with the patient by having the patient select the answers that apply to their problem from the Questionnaire, in English or Spanish, without requiring physician or staff time; (ix) does not require the patient to have computer or typing skills;
(x) allows the physician to interact directly with the PrimeCareTM System to select and document the normal and abnormal physical findings, assessments, tests, prescriptions and treatment plan for the patient; (xi) automatic (real time) calculation of HCFA's Evaluation and Management code, with full audit trail, used for determining the reimbursement level by Medicare and other third party payors for the office visit; (xii) encrypts all medical data for storage;
(xiii) eliminates dictation and transcription costs; (xiv) reduces risk of malpractice liability due to errors of omission and "failure to consider"; and
(xv) allows staff to schedule Questionnaires for patient interview via the Internet using PrimeCareOnTheWeb.

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

The PrimeCare System is fully functional in current Windows operating environments including Windows 95, 98, ME, and Windows NT, 2001. PSI's interfaces enable the PrimeCare(TM) System to communicate with other practice management systems used in medical facilities. This provides a method for these systems to transfer information to the PrimeCare(TM) System, such as patient demographics and appointment scheduling, and the PrimeCare(TM) System to transfer information (such as billing information including E&M codes, ICD9 codes and CPT codes) to these other systems.

         Code ComplierTM: OCGT has also developed Code ComplierTM an application software program that was designed to be used in conjunction with the PrimeCareTM System and PrimeCareOnTheWeb.com. As each item of information is entered into and collected by the PrimeCareTM System during the patient encounter, the CodeComplierTM organizes the data in the proper classification and using the 1997 HCFA guidelines, automatically calculates HCFA's Evaluation and Management code level, with full audit trail, used for determining the reimbursement level by Medicare and other third party payors for the History, Physical Findings and Decision Making sections the office visit. It totally eliminates the time and effort which would otherwise be required by physician office personnel to complete this task. CodeComplierTM takes the guess work out of E&M compliance.

         PrimeCareOnTheWeb.com (the "PCW Site"): The PCW Site is a unique physician and patient interactive Site that enables physicians to obtain their patient's detailed HPI by having the patient answer Questionnaires via the Internet. Like the PrimeCareTM System, PCW produces an extremely comprehensive HPI that includes all of the "yes" answers, pertinent negatives and a list of the diagnostic possibilities with the answers that support each diagnostic consideration. It is HIPAA compliant and protects the confidentiality rights of every user through a unique user ID and password and the use of secure digital certificates from VeriSignTM.. All data is encrypted . PCW automatically provides its registered physicians individual Web sites on YourOwnDoctorTM.com.

         YourOwnDoctor.com (the "YOD Site"): The YOD Site is a web community created that: (i) provides free individual Web sites for physicians, physician groups, and other healthcare providers that register for PrimeCareOnTheWebTM;
(ii) enables physicians to promote their services through displaying credentials, including photos of each physician and staff in the office, listing specialities, office hours, directions, maps, phone numbers, e- mail addresses, and accepted insurance plans; (iii) provides useful links to other medical sites; (iv) provides a direct link from physician site to PCW that enables patient to access and complete appropriate Questionnaires; and (v) provides direct link to YourOwnHealth.comTM for use by patients.

         YourOwnHealth.com (the "YOH Site"): The YOH Site is a unique, free online health and wellness site and empowers healthcare consumers to be better prepared for their next visit to the doctor. The YOH Site offers: (1) the "Medical Interview" that: (i) enables visitors to securely and anonymously select and complete from 110 of the 280 diagnostic problem specific Questionnaires contained in the PrimeCareTM System; (ii) generates and makes available to the ste visitor a detailed HPI report based upon their responses;
(iii) permits the visitor to answer the Questionnaires in either English or Spanish; (iv) encrypts all medical data and uses digital certificates from

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

Competition:
------------
OCGT has not identified any competitive patient management system which embodies all the features of the PrimeCare(TM) System, in particular the complaint specific, interactive Questionnaires completed by the patient and the report generated by the patient's responses. OCGT believes that it has the only in-office patient management system and Web sites that enable physicians to obtain the patient's detailed HPI by having the patient answer problem- specific HPI Questionnaires on a PC in the office or via the Internet. However, other companies market systems which may have some of the features of the PrimeCare(TM) System and some companies market medical office products which perform different functions than those performed by the PrimeCare(TM) System. To date, market penetration by both OCGT and its competitors has been very small.

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

Revenue Sources and Marketing Strategy:
---------------------------------------
During the prior fiscal year, OCGT's marketing efforts had been concentrated on its Web products. However, during the fiscal year ended June 30, 2002, the PrimeCareTM System has been selected to be part of a major, multi-year international healthcare information management program anticipated to be installed in a number of countries as their healthcare system. In anticipation OCGT intensified its efforts to complete PrimeCare Version 9. Successful completion of these contracts would produce very significant revenues for OCGT. There can be no assurance, however, that this project will move forward or in the event that it does, the extent to which the PrimeCareTM System will be used.

Advertising Revenues.
---------------------
An article appearing in CNET News.com from Knowledge@Wharton.com, August 7, 2001 stated, ".... Pharmaceutical companies currently spend $2 billion in direct-to-consumer advertising. Johnson & Johnson has said it will move 40 percent of its ad budget to the Internet. If everyone moves 40 percent to the
Internet, that's almost $1 billion....". This should create the availability of significant advertising dollars for the Company's Web products which are viewed by consumers.

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

Outcomes Research.
------------------
Potentially, OCGT could receive fees for conducting outcomes research for pharmaceutical companies and teaching hospitals. OCGT anonymizes, encrypts and stores both the completed diagnostic and follow-up Questionnaires. This ever-growing medical database can be analyzed in various ways to determine the effectiveness of treatment plans, medications, etc.

Licensing Fees:
---------------
OCGT believes that annual licensing fees from large fixed population groups, which includes, but is not limited to, labor unions, medical insurance companies, HMOs, military forces and correctional facilities, can be a source of revenues.

Targeting The Market:
---------------------
OCGT is targeting healthcare provider organizations whose physicians can drive the most traffic to OCGT's Web sites. OCGT is attempting to establish business relationships with organizations that currently deal with healthcare providers. These organizations consist of healthcare providers, marketers of software and hardware, such as, office management system vendors, any other healthcare Web sites. OCGT would enter into revenue sharing agreements with these organizations. OCGT currently attempts to recruit and train these organizations through: (a) its sales and marketing staff; and (b) through independent consultants. The independent consultants are compensated solely on a commission basis. OCGT intends to expand its efforts with the launch of PrimeCare Version 9.

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

Fitness Web Site:
-----------------
OCGT designed, created, operates, maintains and markets a fitness and wellness Web site known as www.DeniseAustin.com. Through a revenue sharing agreement with Denise Austin, a nationally known fitness expert who has had a daily fitness show on television for over 14 years, OCGT promotes and markets a variety of Denise Austin products on the Web site. Visitors and fans are able to shop online for their favorite Denise Austin signature exercise videos, books, equipment, gear, and private label apparel line and nutraceuticals (when available), as well as sign up for her monthly news letter, enjoy fitness tips, exercises, motivation messages, and some of her favorite healthy recipes.

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

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (b)  Reports on Form 8-K
              No Report on Form 8-K, was filed during the quarter ended September 30, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.



                                        OCG TECHNOLOGY, INC.

                                        By /s/ EDWARD C. LEVINE
                                           -------------------------------
                                           Edward C. Levine,
                                           President
                                           (Principal Financial Officer)


DATED:   November 12, 2002