Form 10QSB
period 2002-12-31
OCG TECHNOLOGY INC
filed 2003-02-13
CIK 73779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002
                                               -----------------

    [ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to___________

                          Commission file number 0-5186
                                                --------


                              OCG TECHNOLOGY, INC.
     -----------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                       13-2643655
--------------------------------               ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


                56 Harrison Street, New Rochelle, New York 10801
     -----------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (914) 576- 8457
                          -----------------------------
                           (Issuer's telephone number)



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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Class                        Shares Outstanding at February 3, 2003
-----------------------------           ----------------------------------------
Common Stock ($.01 par value)                        41,273,613 Shares

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                                      INDEX


PART I. - FINANCIAL  INFORMATION                                   PAGE NUMBER
--------------------------------                                   -----------


Consolidated Condensed Balance Sheets
December 31, 2002 and June 30, 2002                                         1

Consolidated Condensed Statements of Loss for the
Three and Six Months Ended December 31, 2002 and 2001                       2

Consolidated Condensed Statements of Cash Flow for
the Six Months Ended December 31, 2002 and 2001                             3

Notes to Consolidated Condensed Financial Statements                        4

Management's Discussion and Analysis of
Financial Condition and Results of Operations                               5


PART II - OTHER INFORMATION
---------------------------

Item 6.   Exhibits and Reports on Form 8-K                                  11

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                December 31, 2002        June 30, 2002
                                                                -----------------      -----------------
ASSETS                                                             (UNAUDITED)              (AUDITED)
Current Assets:
      Cash                                                      $           5,951      $          37,191
      Accounts receivable                                                     326                    326
      Inventory                                                            11,648                 14,531
      Other current assets                                                 99,085                 44,877
      Notes receivable                                                    334,500                325,000
      Interest receivable                                                  24,882                  8,362
                                                                -----------------      -----------------
Total current assets                                                      476,392                430,287

Property and equipment, net of accumulated depreciation of
             ($616,654)             ($601,590)                             21,939                 27,061
Capitalized software costs, net of accumulated amortization
             ($264,799)             ($139,939)                            455,329                426,826
Other assets                                                                4,972                  4,972
                                                                -----------------      -----------------
                     Total assets                               $         958,632      $         889,146
                                                                =================      =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable and accrued expenses                                48,741                 52,599
      Bank loans payable                                                   14,343
      Notes Payable                                                       226,700
Other liabilities: Notes Payable - long term                              150,000                239,500
                                                                -----------------      -----------------
                     Total liabilities                                    439,784                292,099
                                                                -----------------      -----------------

Shareholders' equity: (Note 4)
      Preferred stock $.10 par value, Series C                              6,000                  6,000
      Preferred stock $.10 par value, Series E                              3,333                  3,333
      Common stock $.01 par value                                         412,736                391,736
      Additional paid-in capital                                       25,687,759             25,486,759
      Accumulated deficit                                             (25,363,980)           (25,163,281)
      Stock subscriptions receivable                                     (164,500)               (65,000)
                                                                -----------------      -----------------
                                                                          581,348                724,547
      Less: treasury stock, at cost (12,500 shares)                       (62,500)               (62,500)
                                                                -----------------      -----------------
                     Total shareholders' equity                           518,848                724,547
                                                                -----------------      -----------------
Total liabilities and shareholders' equity                      $         958,632      $         889,146
                                                                =================      =================

See accompanying notes to consolidated condensed financial statements

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Three Months Ended December 31,        Six Months Ended December 31,

                                                        2002               2001               2002               2001
                                                    -------------      -------------      -------------      -------------
Revenue:
          Sales                                     $      49,578      $      28,334      $      96,923      $      39,108
                                                    -------------      -------------      -------------      -------------
Costs and expenses:
          Cost of sales                                    23,799             15,325             48,754             17,319
          Marketing, general and administrative            36,528            130,827             93,396            241,579
          Depreciation and amortization                    40,887             31,574             79,924             62,425
          Other product costs                              44,273             39,323             88,114             81,649
          Interest - net                                   (5,917)                34            (12,526)                34
                                                    -------------      -------------      -------------      -------------
Total costs and expenses                                  139,570            217,083            297,622            402,826
                                                    -------------      -------------      -------------      -------------

Net profit (loss) from operations                   $     (89,992)     $    (188,749)     $    (200,699)     $    (363,718)
                                                    =============      =============      =============      =============

Weighted average number of shares
         outstanding during the period                 40,165,066         35,223,613         40,165,066         35,223,613
                                                    =============      =============      =============      =============

Loss per Common Share                               $       (0.01)     $       (0.01)     $       (0.01)     $       (0.01)
                                                    =============      =============      =============      =============

See accompanying notes to consolidated condensed financial statements

          OCG TECHNOLOGY, INC. AND SUBSIDIARIESSTATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   Six Months Ended December 31,
                                                                                     2002               2001
                                                                                 -------------      -------------
Cash flows from operating activities:
          Net income (loss)                                                      $    (200,699)     $    (363,718)
                                                                                 -------------      -------------
          Adjustments to reconcile net income (loss)
                         to net cash used in operating activities:
                  Depreciation and amortization                                         79,924             62,425
                  Issuance of stock and warrants for services                           12,000             12,000
          Changes in assets and liabilities
                  (Increase) decrease in receivables                                   (16,520)             7,899
                  (Increase) decrease in notes receivables                              (9,500)           (25,000)
                  (Increase) decrease in other current assets                           32,792            179,961
                  (Increase) decrease in inventory                                       2,883             (8,061)
                  (Increase) decrease in accounts payable and
                               accrued expenses                                         (3,858)           (27,391)
                                                                                 -------------      -------------

                                 Total adjustments                                      97,721            201,833
                                                                                 -------------      -------------

                                 Net cash used in operating activities                (102,978)          (161,885)
                                                                                 -------------      -------------

Cash flows from investing activities:
             Capitalized software development costs                                    (93,364)           (76,186)
              (Increase) decrease in property and equipment                             (9,941)                 0

Cash flows from financing activities:
              Increase (decrease) in notes payable                                     137,200           (206,000)
              Increase (decrease) in bank loans                                         14,343              4,110
              Proceeds from sale of common stock                                       210,000                  0
              Proceeds from issuance of Series C Preferred Stock                             0            450,000
              (Increase) decrease in subscriptions receivable                         (186,500)                 0
                                                                                 -------------      -------------

                                 Net cash changes from investing & financing            71,738            171,924
                                                                                 -------------      -------------

Net increase (decrease) in cash                                                        (31,240)            10,039

Cash, beginning of period                                                               37,191              7,774
                                                                                 -------------      -------------

Cash, end of period                                                              $       5,951      $      17,813
                                                                                 =============      =============

See accompanying notes to consolidated condensed financial statements

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. In the opinion of the Company, (which, together with its subsidiaries, unless the context otherwise requires, is referred to as "OCGT"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2002 and the results of operations for the three and six months ended December 31, 2002 and 2001 and the statements of cash flows for the six months ended December 31, 2002 and 2001. The June 30, 2002 balance sheet has been derived from OCGT's audited financial statements.

       The results of operations for the six months ended December 31, 2002 are not necessarily indicative of the results to be expected for the full year.

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

3. Other current assets, as stated in the Consolidated Condensed Balance Sheets, includes $87,000 of subscriptions receivable which were received by the Company after December 31, 2002 but prior to filing this Form 10QSB. Therefore, this amount was not included in Stock Subscriptions Receivable as a deduction from Equity.

4. Capital Changes:

       During the six months ended December 31, 2002, for services rendered in accord with the terms of a consulting agreement, warrants were issued to purchase a total of 30,000 shares of the Company's common stock at exercise prices ranging between $0.15 to $0.25 per share with exercise dates of said warrants expiring between July 1 to December 31, 2004. The Company reflected a total expense of $12,000 for the six month period ending December 31, 2002.

       During the three months ended September 30, 2002, warrants were exercised to purchase an aggregate of 1,900,000 shares of the Company's common stock at an exercise price $0.10 per share.

       During the three months ended December 31, 2002, warrants were exercised to purchase an aggregate of 200,000 shares of the Company's common stock at an exercise price $0.10 per share.

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

Results of Operations
---------------------
Total revenues increased $21,244 and $57,815 for the three and six months ended December 31, 2002, as compared to the same period for 2001. The sales of OCGT and PSI were $0 and $96,923 respectively, for the six months ended December 31, 2002.

Cost of sales for the six months ended December 31, 2002, as compared to the same period for 2001, increased from $17,319 to $48,754 as a result of changing the mode of operation on Internet sales of particular items from receiving commissions on sales to selling from inventory.

Prior to September, 2002, OCGT's income consisted of fees and commissions. OCGT acted as a commissioned broker to sell various items of merchandise on its Web sites. In those instances, when a consumer indicated a desire to purchase an item, the order was collected through the Web site and then processed by the third party seller and OCGT received a commission on such sale. In September 2001, although OCGT continued to be a commission broker for certain merchandise, it decided to become a direct seller of one of the category of items it was previously selling as a commissioned broker. To accomplish this end, OCGT purchased merchandise and maintains an inventory for sale on one of its Web sites. OCGT is generally paid by credit card at the time of purchase and ships the item from its inventory. As a result, the major cause for the increase in revenues is that revenues now reflect the total sales price, not just a commission. The gross profit from sales (revenues less cost of sales) for the six months ended December 31, 2002, as compared to the same period for 2001, increased from $21,759 to 48,169. This results from basically two reasons: (1) the increased profit per sale resulting from the increased mark-up from selling from inventory rather than receiving a commission; and (2) an increase in the number of units sold as a result of an increase in the number of visitors to our Web site.

Marketing, general and administrative expenses decreased $94,299 and $148,223 for the three and six months ended December 31, 2002, as compared to the same period for 2001, primarily from the decrease in legal fees as a result of the successful completion of a law suit and also a reduction in business development costs..

Other product costs increased $4,950 and $6,645 for the three and six months ended December 31, 2002, as compared to the same period for 2001.

Liquidity and Capital Resources
-------------------------------
At December 31, 2002, OCGT had a current ratio of 1.34 to 1 compared to 1.97 to 1 as of December 31,2001. The decrease in current ratio is due to the increase in Notes Payable. The net loss from operations for the six months ended December 31, 2002, was $200,699 compared to $363,718 for the prior year. The reduction in the net loss from operations was primarily due to the decrease in "marketing, general and administrative expenses" during the current year (see "marketing, general and administrative expenses" above). $111,252 or 55% of the net loss from operations for the six months, were non-cash charges consisting of Depreciation and Amortization in the amount of $93,356; Consulting Services in the amount of $12,000 paid through the issuance of 30,000 warrants and amortization of prepaid expenses in the amount of $5,896 paid through the issuance of shares of common stock. OCGT has experienced recurring losses from operations and has been unable to provide sufficient working capital from operations and has relied significantly on the sale of equity interests in OCGT, and the exercise of warrants and loans from shareholders to fund its operations. OCGT's auditors have included an explanatory paragraph regarding the ability of OCGT to continue as a "going concern".

Cash on hand, inventory, accounts receivable, and notes receivable were $17,925 at December 31, 2002. As of that date, OCGT also has $251,500 of collateralized demand notes receivable related to the purchase of OCGT's common stock through the exercise of warrants. Since December 31, 2002, OCGT has received $87,000 in cash, reducing the outstanding balance of these notes to $164,500. Although, in the past, OCGT has been able to provide working capital through the sale of equity interests in OCGT and through the exercise of warrants, there can be no assurances that OCGT will succeed in these efforts in the future.

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

Products and Competition.
-------------------------
OCGT's revenues are primarily derived through its wholly owned subsidiary PrimeCare Systems, Inc.(" PSI"), which developed, owns and maintains the PrimeCareTM Patient Management System ("the PrimeCareTM System"), which is protected by copyrights. (hereafter "OCGT" shall mean OCGT and/or PSI as the context requires).

Products: OCGT markets the PrimeCareTM System, the CodeComplierTM and Internet enhanced versions of parts of the PrimeCare(TM) System on the following Web sites (1)YourOwnDoctor.com, (2) PrimeCareOnTheWeb.com and (3)YourOwnHealth.com. OCGT also created, maintains and markets a Web site known as DeniseAustin.com. OCGT completed and has started to market the PrimeCare(TM) System Version 9 ("PrimeCare Version 9"). PrimeCare Version 9 is a complete, ground-up redesign and re-write of the entire PrimeCareTM System undertaken during this past fiscal year.

PrimeCare's Version 9 reduces installation and maintenance costs required by the PrimeCare System, and has great flexibility which enables it to be adapted to a wide variety of health care organizational uses, i.e., national and local health care systems, military organizations, correctional facilities, HMOs, hospitals with outpatient services, clinics, group practices and solo practitioners.

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

Products:
--------

       PrimeCareTM Patient Management System ("the PrimeCareTM System") is an in-office client server based, user friendly, patient management system, and, also, is uniquely patient interactive, as well as physician and staff interactive. The PrimeCareTM System: (i) creates an electronic medical record documenting the patient/physician encounter; (ii) is compatible with practice management and billing systems; (iii) is Health Insurance Portability Accountability Act ("HIPAA") compliant; (iv) is designed for use in ambulatory clinics, group and individual practices; (v) uses an authoritative and comprehensive knowledge database of approximately 280 symptom and problem oriented patient questionnaires (the "Questionnaires") used to obtain the patient's history of present illness ("HPI") for diagnostic and follow-up visits; (vi) collectively contains over 100,000 complaint and disease state questions, over 1,600 diagnoses, 1,250 physician reference articles, 1,700 patient education articles; (vii) allows the staff to schedule the appropriate Questionnaire and enter the vital signs; (viii) interacts directly with the patient by having the patient select the answers that apply to their problem from the Questionnaire, in English or Spanish, without requiring physician or staff time; (ix) does not require the patient to have computer or typing skills;
(x) allows the physician to interact directly with the PrimeCareTM System to select and document the normal and abnormal physical findings, assessments, tests, prescriptions and treatment plan for the patient; (xi) automatic (real time) calculation of HCFA's Evaluation and Management code, with full audit trail, used for determining the reimbursement level by Medicare and other third party payors for the office visit; (xii) encrypts all medical data for storage;
(xiii) eliminates dictation and transcription costs; (xiv) reduces risk of malpractice liability due to errors of omission and "failure to consider"; and
(xv) allows staff to schedule Questionnaires for patient interview via the Internet using PrimeCareOnTheWeb.

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

According to a Harris Interactive nationwide survey of practicing physicians released March 28, 2001,

       51% of physicians access the Internet from their personal office areas 34% of physicians access the Internet in their clinical work areas

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

Revenue Sources and Marketing Strategy: During the prior fiscal year, OCGT's marketing efforts had been concentrated on its Web products. However, during the fiscal year ended June 30, 2002, the PrimeCareTM System has been selected to be part of a major, multi-year international healthcare information management program anticipated to be installed in a number of countries as their healthcare system. See Notes Receivable above. PrimeCare Version 9 will be part of this international healthcare information management program. Successful completion of these contracts would produce very significant revenues for OCGT. There can be no assurance, however, that this project will move forward or in the event that it does, the extent to which the PrimeCareTM System will be used.

Advertising Revenues. An article appearing in CNET News.com from
Knowledge@Wharton.com, August 7, 2001 stated, ".... Pharmaceutical companies currently spend $2 billion in direct-to-consumer advertising. Johnson & Johnson has said it will move 40 percent of its ad budget to the Internet. If everyone moves 40 percent to the Internet, that's almost $1 billion....". This could create the availability of significant advertising dollars for the Company's Web products which are viewed by consumers.

Physicians see, on average, 500 patients per month. OCGT believes that this segment of the healthcare market is capable of generating the greatest activity at its Web sites and thus, the largest amount of advertising revenues.

In an effort to maximize the healthcare provider's desire to use OCGT's Web Sites, OCGT devised a marketing strategy which gives each healthcare provider a share of the revenues generated through that providers use of OCGT's Web products. In addition, OCGT offers physicians free access to, and use of, its Web products. Its "revenue sharing" concept is supported by an October 2001 survey, conducted by Medem, the secure patient-physician e-health network, founded by the nation's leading medical specialty societies and the American Medical Association (AMA), released on November 6, 2001, which stated "that physicians overwhelmingly believe in the value of a robust Web site for their practice. In addition, half of physicians surveyed said they would be more interested in using e-mail to communicate with patients if they were reimbursed for it." The survey also stated, "These results show that physicians embrace the concept of online communications with their patients if a clear office function is addressed or an increased office efficiency can be demonstrated." OCGT's products should meet those criteria.

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

Licensing Fees: OCGT believes that annual licensing fees from large fixed population groups, which includes, but is not limited to, labor unions, medical insurance companies, HMOs, military forces and correctional facilities, may be a potential source of revenues.

Targeting The Market: OCGT is targeting healthcare provider organizations whose physicians can drive the most traffic to OCGT's Web sites. OCGT is attempting to establish business relationships with organizations that currently deal with healthcare providers. These organizations consist of healthcare providers, marketers of software and hardware, such as, office management system vendors, any other healthcare Web sites. OCGT would enter into revenue sharing agreements with these organizations. OCGT currently attempts to recruit and train these organizations through: (a) its sales and marketing staff; and (b) through independent consultants. The independent consultants are compensated solely on a commission basis. OCGT intends to expand its efforts with the launch of PrimeCare Version 9.

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

Fitness Web Site: OCGT designed, created, operates, maintains and markets a fitness and wellness Web site known as www.DeniseAustin.com. Through a revenue sharing agreement with Denise Austin, a nationally known fitness expert who has had a daily fitness show on television for over 14 years, OCGT promotes and markets a variety of Denise Austin products on the Web site. Visitors and fans are able to shop online for their favorite Denise Austin signature exercise videos, books, equipment, gear, and private label apparel and nutraceuticals (when available), as well as sign up for her monthly news letter, enjoy fitness tips, exercises, motivation messages, and some of her favorite healthy recipes.

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

                           PART II - OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K

              (b)  Reports on Form 8-K

                   No Report on Form 8-K, was filed during the quarter ended December 31, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.


                                        OCG TECHNOLOGY, INC.


                                        BY  /s/ Edward C. Levine
                                           ---------------------------------
                                           EDWARD C. LEVINE,
                                           PRESIDENT
                                           (PRINCIPAL FINANCIAL OFFICER)


DATED: February 10, 2003