Form 10QSB
period 2003-03-31
OCG TECHNOLOGY INC
filed 2003-05-15
CIK 73779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from ___________ to____________

                          Commission file number   0-5186
                                                 ----------


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Class                             Shares Outstanding at May 14, 2003
-----------------------------                 ----------------------------------
Common Stock ($.01 par value)                          41,273,614 Shares

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES


                                      INDEX


PART I. - FINANCIAL  INFORMATION                                     PAGE NUMBER
--------------------------------                                     -----------

Item 1.  Financial Information

         Consolidated Condensed Balance Sheets
         March 31, 2003 and June 30, 2002 ...........................     1

         Consolidated Condensed Statements of Loss for the
         Three and Nine Months Ended March 31, 2003 and 2002 ........     2

         Consolidated Condensed Statements of Cash Flow for
         the Nine Months Ended March 31, 2003 and 2002 ..............     3

         Notes to Consolidated Condensed Financial Statements .......     4

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ..............     5


PART II. - OTHER INFORMATION
----------------------------

Item 6.  Exhibits and Reports on Form 8-K ...........................    10

                             OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                             CONSOLIDATED CONDENSED BALANCE SHEETS


                                                               March 31, 2003    June 30, 2002
                                                               --------------    --------------
ASSETS                                                           (UNAUDITED)        (AUDITED)
Current Assets:
   Cash                                                        $       20,703    $       37,191
   Accounts receivable, trade                                             835               326
   Inventory                                                           16,737            14,531
   Notes receivable                                                   334,500           325,000
   Other current assets                                                 6,189            44,877
   Interest receivable                                                 34,680             8,362
                                                               --------------    --------------
Total current assets                                                  413,644           430,287

Property and equipment, net of accumulated depreciation of
         ($)      ($616,654)                                           21,939            27,061
Capitalized software costs, net of accumulated amortization
         ($)      ($264,799)                                          455,329           426,826
Other assets                                                            4,972             4,972
                                                               --------------    --------------
         Total assets                                          $      903,272    $      889,146
                                                               ==============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                               46,463            52,599
   Notes Payable                                                      376,771           239,500
   Bank loans payable                                                  14,343
                                                               --------------    --------------
         Total current liabilities                                    437,577           292,099
                                                               --------------    --------------

Shareholders' equity: (Note 4)
   Preferred stock $.10 par value, Series C                             6,000             6,000
   Preferred stock $.10 par value, Series E                             3,333             3,333
   Common stock $.01 par value                                        412,736           391,736
   Additional paid_in capital                                      25,693,759        25,486,759
   Accumulated deficit                                            (25,457,633)      (25,163,281)
   Stock subscriptions receivable                                    (130,000)          (65,000)
                                                               --------------    --------------
                                                                      528,195           659,547

   Less: treasury stock, at cost (12,500 shares)                      (62,500)          (62,500)
                                                               --------------    --------------
         Total shareholders' equity                                   465,695           724,547
                                                               --------------    --------------

Total liabilities and shareholders' equity                     $      903,272    $      889,146
                                                               ==============    ==============


See accompanying notes to consolidated condensed financial statements

                                   OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                (UNAUDITED)


                                              Three Months Ended March 31,     Nine Months Ended March 31,
                                                  2003            2002            2003            2002
                                              ------------    ------------    ------------    ------------
Revenue:
      Sales                                   $     76,973    $     58,141    $    173,896    $     97,249
                                              ------------    ------------    ------------    ------------

Costs and expenses:
      Cost of sales                                 43,767          32,510          92,521          49,829
      Marketing, general and administrative         57,101          99,576         150,457         341,155
      Depreciation and amortization                 42,838          32,963         122,762          95,388
      Other product costs                           39,490          40,106         127,603         121,575
      Interest - net                               (12,569)              0         (25,095)             34
                                              ------------    ------------    ------------    ------------
Total costs and expenses                           170,626         205,155         468,248         607,981
                                              ------------    ------------    ------------    ------------

Net profit (loss)                                  (93,653)       (147,014)       (294,352)       (510,732)
                                              ============    ============    ============    ============

Weighted average number of shares
   outstanding during the period                40,289,989      35,767,873      40,289,989      35,767,873
                                              ============    ============    ============    ============

Loss per Common Share                        ($       0.01)  ($       0.01)  ($       0.01)  ($       0.01)
                                              ============    ============    ============    ============


See accompanying notes to consolidated condensed financial statements

                           OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                                 STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)


                                                               Nine Months Ended March 31,
                                                                   2003           2002
                                                               -----------    -----------
Cash flows from operating activities:
      Net income (loss)                                       ($   294,352)  ($   510,732)
                                                               -----------    -----------
      Adjustments to reconcile net income (loss)
            to net cash used in operating activities:
         Depreciation and amortization                             122,762         95,388
         Issuance of stock and warrants for services                18,000         33,000

      Changes in assets and liabilities:
         (Increase) decrease in receivables                        (26,827)         7,724
         (Increase) decrease in notes receivable                    (9,500)      (325,000)
         (Increase) decrease in other current assets                38,688        236,262
         (Increase) decrease in inventory                           (2,207)       (12,339)
         (Decrease) in accounts payable and accrued expenses        (6,136)       (30,036)
                                                               -----------    -----------

               Total adjustments                                   134,780          4,999
                                                               -----------    -----------

               Net cash used in operating activities              (159,572)      (505,733)
                                                               -----------    -----------

      Cash flows from investing activities:
         Capitalized software development costs                   (135,119)      (110,586)
         (Increase) decrease in property & equipment               (18,412)

      Cash flows from financing activities:
         Increase (decrease) in bank loans                         137,271          4,110
         Proceeds from issuance of Series C Preferred Stock         14,343        450,000
         Increase (decrease) in notes payable                      210,000        (60,817)
         Proceeds from issuance of common stock                     65,000        230,000
                                                               -----------    -----------

               Net cash changes from investing & financing         143,083        512,707
                                                               -----------    -----------
Net increase (decrease) in cash                                    (16,489)         6,974

Cash, beginning of period                                           37,191          7,774
                                                               -----------    -----------

Cash, end of period                                            $    20,703    $    14,748
                                                               ===========    ===========


See accompanying notes to consolidated condensed financial statements

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. In the opinion of the Company, (which, together with its subsidiaries, unless the context otherwise requires, is referred to as "OCGT"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2003 and the results of operations for the three and nine months ended March 31, 2003 and 2002 and the statements of cash flows for the nine months ended March 31, 2003 and 2002. The June 30, 2002 balance sheet has been derived from OCGT's audited financial statements.

         The results of operations for the nine months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

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

3.       Capital Changes:

         During the nine months ended March 31, 2003, for services rendered in accord with the terms of a consulting agreement, warrants were issued to purchase a total of 45,000 shares of the Company's common stock at exercise prices ranging between $0.15 per share with exercise dates of said warrants expiring between July 1 to December 1, 2003. The Company reflected a total expense of $18,000 for the nine month period ending March 31, 2003.

         During the nine months ended March 31, 2003, warrants were exercised to purchase an aggregate of 2,100,000 shares of the Company's common stock at an exercise price $0.10 per share.

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           A SUMMARY OF INCREASES (DECREASES) IN THE ITEMS INCLUDED IN
               THE CONSOLIDATED STATEMENTS OF LOSS IS SHOWN BELOW:


General
-------

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere herein. The following discussion contains certain forward_looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and OCGT intends that such forward_looking statements be subject to the safe harbors created thereby. These forward_looking statements include predictions, estimates and other statements that involve a number of risks and uncertainties. While this outlook represents OCGT's current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein.

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

Critical accounting policies and estimates
------------------------------------------

The discussion and analysis of OCGT's financial condition and results of operations following are based upon OCGT's consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires OCGT to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. OCGT believes that the estimates, assumptions and judgements involved in the accounting policies described below have the greatest potential impact on OCGT's financial statements, therefore OCGT we considers these to be its critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates used in applying the critical accounting policies. Within the context of these critical accounting policies, OCGT is not currently aware of any reasonably likely events or circumstances which would result in materially different amounts being reported.

Capitalized Software Costs
--------------------------

Pursuant to SFAS No. 86, after the technological feasibility is established for a software development project, OCGT capitalizes the costs. Capitalized software costs are amortized over the estimated useful life using the straight-line method in accord with paragraph 8 of SFAS No. 86. Although SFAS No. 86 provides that amortization of capitalized software costs shall begin when the product is completed and marketed, OCGT commences amortization of capitalized costs before completion, and starts amortization of capitalized costs in the quarter after it is booked. It is felt that this procedure is more conservative. Changes in circumstances (such as technological advances or shortfalls in marketing estimates) can result in differences between the actual and estimated useful life. In that case, OCGT re-estimates the value and useful life of this long-lived asset and make the necessary adjustments to reflect the asset at its proper estimated value amortize it over the remaining estimated useful life. Amortization of "Capitalized software costs" is included in "Depreciation and amortization" due to the fact that PrimeCare Version 9 was not completed and no revenues were therefore derived from its use. When revenues are realized it will be charged to cost of sales.

Results of Operations
---------------------

Total revenues increased $11,257 and $76,647 for the three and nine months ended March 31, 2003, as compared to the same period for 2002. The sales of OCGT and PSI were $0 and $173,896 respectively, for the nine months ended March 31, 2003.

Cost of sales for the nine months ended March 31, 2003, as compared to the same period for 2002, increased from $49,829 to $92,521 as a result of changing the method of operation on Internet sales of certain items, from receiving commissions on sales to selling from inventory.

Prior to September, 2002, OCGT's income consisted of fees and commissions. OCGT acted as a commissioned broker to sell various items of merchandise on its Web sites. In those instances, when a consumer indicated a desire to purchase an item, the order was collected through the Web site and processed by the third party seller and OCGT received a commission on such sale after it was consumated. OCGT still receives and reports "commissions" on a "net" basis in compliance with EITF 99-19. Although OCGT continued to be a commission broker for certain merchandise, in September 2001, it also became a direct seller of one of the category of items it was previously selling as a commissioned broker. To accomplish this end, OCGT purchased merchandise and maintains an inventory for sale on one of its Web sites. OCGT is almost always paid by credit card at the time of purchase and ships the item from its inventory. This type of revenue stream is reported on a "gross" basis in compliance with EITF 99-19, because OCGT purchases the merchandise from the source it selects; is at risk for the purchaser's credit; and it ships the merchandise. OCGT reports the gross sales price as revenue and expense the cost of the merchandise and the shipping costs as "cost of goods sold". As a result, the major cause for the increase in revenues is that revenues now reflect the total sales price, not just a commission. The gross profit from sales (revenues less cost of sales) for the nine months ended March 31, 2003, as compared to the same period for 2002, increased from $47,420 to 81,375. This results from basically two reasons: (1) the increased profit per sale resulting from the increased mark-up from selling from inventory rather than receiving a commission; and (2) an increase in the number of units sold as a result of an increase in the number of visitors to our Web site.

Marketing, general and administrative expenses decreased $42,475 and $190,698 for the three and nine months ended March 31, 2003, as compared to the same period for 2002, primarily from the decrease of approximately: $37,000 in legal fees, as a result of the successful completion of a law suit; $31,000 in reduced expenditures for financial public relations; and $122,000 reduction consultant fees for business development.

Other product costs increased $6,018 for the nine months ended March 31, 2003, as compared to the same period for 2002. This is a marginal increase of less than 5%.

Liquidity and Capital Resources
-------------------------------

At March 31, 2003, OCGT had a current ratio of .95 to 1 compared to 1.82 to 1 as of March 31, 20032. The decrease in current ratio is due to the increase of approximately $182,000 in borrowing needed to meet expenses. The net loss from operations for the nine months ended March 31, 2003, was $294,352 compared to $510,732 for the prior year. The reduction in the net loss from operations was primarily due to the decrease in "marketing, general and administrative expenses" during the current year (see "marketing, general and administrative expenses" above). $179,450 or 61% of the net loss from operations for the nine months, were non-cash charges consisting of Depreciation and Amortization in the amount of $122,762; Consulting Services in the amount of $18,000 paid through the issuance of 45,000 warrants and amortization of prepaid expenses in the amount of $38,688 paid through the issuance of shares of common stock. OCGT has experienced recurring losses from operations and has been unable to provide sufficient working capital from operations and has relied significantly on the sale of equity interests in OCGT, and the exercise of warrants and loans from shareholders to fund its operations. OCGT's auditors have included an explanatory paragraph regarding the ability of OCGT to continue as a "going concern".

Cash on hand, inventory, accounts receivable, and notes receivable were $372,775 at March 31, 2003. As of that date, OCGT also has $130,000 of collateralized demand notes receivable related to the purchase of OCGT's common stock through the exercise of warrants. Although, in the past, OCGT has been able to provide working capital through the sale of equity interests in OCGT and through the exercise of warrants, there can be no assurances that OCGT will succeed in these efforts in the future.

Notes receivable
----------------

OCGT has advanced funds totaling $334,500, plus accrued interest at 7% per annum, pursuant to a grid note, dated February 4, 2002. In consideration for these advances, OCGT received warrants to purchase common stock of the borrower, exercisable over a period of three years from the date of issuance, at a price of $0.25 per share. OCGT received a security interest in accounts receivable of the borrower anticipated to be generated under certain sales contracts which provide for borrower to install and maintain the healthcare system for certain countries. OCGT is also a subcontractor of the borrower. The borrower has recently announced that it has received the first of these contracts. See "Revenue Sources and Marketing Strategy".

Products and Competition.
------------------------

OCGT's revenues are primarily derived through its wholly owned subsidiary PrimeCare Systems, Inc.("PSI"), which developed, owns and maintains the, copyright protected, PrimeCareTM Patient Management System ("the PrimeCareTM System"), and several Web sites. (Hereafter "OCGT" shall mean OCGT and/or PSI as the context requires).

OCGT markets Internet enhanced versions of parts of the PrimeCareTM System on the following Web sites (1)YourOwnHealth.com, (2) PrimeCareOnTheWeb.com and (3) YourOwnDoctor.com. OCGT also created, maintains and markets a Web site known as DeniseAustin.com. OCGT completed and has started to market the PrimeCare(TM) System Version Nine ("PrimeCareTM Version Nine"). PrimeCareTM Version Nine is a complete, ground-up redesign and re-write of the entire PrimeCareTM System undertaken during this past fiscal year. The original PrimeCareTM System is still in use but is no longer supported by OCGT.

PrimeCare's Version Nine reduces installation and maintenance costs associated with the PrimeCareTM System, and has great flexibility which enables it to be adapted to a wide variety of health care organizational uses, i.e., national and local health care systems, military organizations, correctional facilities, HMOs, hospitals with outpatient services, clinics, group practices and solo practitioners.

OCGT products are unique and are of significant benefit to healthcare providers and their patients, consumers, pharmaceutical companies and other companies in the healthcare industry and fitness field. Physicians agree that the most important and time consuming part of any medical encounter is the collection of the patient's detailed history of present illness ("HPI"). Most physicians agree that in as many as eight of every ten patients, the diagnosis can be obtained from a detailed HPI. Amongst many other benefits, the PrimeCareTM System is of great aid to the physician in obtaining the HPI.

Products:
--------

         PrimeCareTM Patient Management System Version Nine ("PrimeCareTM Version Nine") is a multi-tier, user friendly patient management system. It is also uniquely patient interactive, as well as physician and staff interactive. PrimeCareTM Version Nine: (i) creates an electronic medical record documenting the patient/physician encounter; (ii) is compatible with practice management and billing systems; (iii) is Health Insurance Portability Accountability Act ("HIPAA") compliant; (iv) is designed for use in ambulatory clinics, group and individual practices; (v) uses an authoritative and comprehensive knowledge database of approximately 280 symptom and problem oriented patient questionnaires (the "Questionnaires") used to obtain the patient's history of present illness ("HPI") for diagnostic and follow-up visits; (vi) collectively contains over 100,000 complaint and disease state questions, over 1,600 diagnoses, 1,250 physician reference articles, 1,700 patient education articles;
(vii) allows the staff to schedule the appropriate Questionnaire and enter the vital signs; (viii) interacts directly with the patient by having the patient select the answers that apply to their problem from the Questionnaire, in English, Spanish (or other selected alternative languages), without requiring physician or staff time; (ix) does not require the patient to have computer or typing skills; (x) allows the physician to interact directly with the PrimeCareTM System to select and document the normal and abnormal physical findings, assessments, tests, prescriptions and treatment plan for the patient;
(xi) automatic (real time) calculation of HCFA's Evaluation and Management code, with full audit trail, used for determining the reimbursement level by Medicare and other third party payors for the office visit; (xii) encrypts all medical data for transmission; (xiii) eliminates dictation and transcription costs;
(xiv) reduces risk of malpractice liability due to errors of omission and "failure to consider"; and (xv) allows staff to schedule Questionnaires for patient interview via the Internet.

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

The PrimeCare System is fully functional in current Windows operating environments including Windows 98, ME, and Windows NT, Windows 2000 and Windows XP. PSI's interfaces enable the PrimeCareTM System to communicate with other practice management systems used in medical facilities. This provides a method for these systems to transfer information to the PrimeCareTM System, such as patient demographics and appointment scheduling, and the PrimeCareTM System to transfer information (such as billing information including E&M codes, ICD9 codes and CPT codes) to these other systems.

         Code ComplierTM: OCGT has also developed Code ComplierTM an application software program that was designed to be used in conjunction with the PrimeCareTM System, PrimeCareTM Version Nine and PrimeCareOnTheWeb.com. As each item of information is entered into and collected by the PrimeCareTM System during the patient encounter, the CodeComplierTM organizes the data in the proper classification and using the 1997 HCFA guidelines, automatically calculates HCFA's Evaluation and Management code level, with full audit trail, used for determining the reimbursement level by Medicare and other third party payors for the History, Physical Findings and Decision Making sections the office visit. It totally eliminates the time and effort which would otherwise be required by physician office personnel to complete this task. CodeComplierTM takes the guess work out of E&M compliance.

         PrimeCareOnTheWeb.com (the "PCW Site"): The PCW Site is a unique physician and patient interactive Site that enables physicians to obtain their patient's detailed HPI by having the patient answer Questionnaires via the Internet. Like the PrimeCareTM System, PCW produces an extremely comprehensive HPI that includes all of the "yes" answers, pertinent negatives and a list of the diagnostic possibilities with the answers that support each diagnostic consideration. It is HIPAA compliant and protects the confidentiality rights of every user through a unique user ID and password and the use of secure digital certificates from VeriSignTM.. All data is encrypted for transmission. PCW automatically provides its registered physicians individual Web sites on YourOwnDoctorTM.com.

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

         YourOwnHealth.com (the "YOH Site"): The YOH Site is a unique, free online health and wellness site that empowers healthcare consumers to be better prepared for their next visit to the doctor. The YOH Site offers: (1) the "Medical Interview" that: (i) enables visitors to securely and anonymously select and complete from 110 of the 280 diagnostic problem specific Questionnaires contained in the PrimeCareTM System; (ii) generates and makes available to the site visitor a detailed HPI report based upon their responses;
(iii) permits the visitor to answer the Questionnaires in either English or Spanish; (iv) encrypts all medical data and uses digital certificates from VeriSignTM for Internet communication; (v) provides banner links to the YOD Site and www.DeniseAustin.com. (2) "YourOwnHealthTM Notebook": (i) is a secure depository for storage of personal and family medical data for Registered Members; (ii) can be accessed only through the use of registered IDs and Passwords; (iv) provides a convenient way to keep track of personal health issues such as allergies, immunizations, medications and others that can be kept and edited on designated lists; (v) allows the Member to save the completed Questionnaire HPI report and to add personal notes and reminders to the record.
(3) "YourOwnHealthTM Reference" provides extensive healthcare consumer education material relating to diseases, disease management, medical procedures and prescription and common over the counter medications, including drug interaction.

Competition:
-----------

OCGT has not identified any competitive patient management system which embodies all the features of the PrimeCareTM System, in particular the complaint specific, interactive Questionnaires completed by the patient and the report generated by the patient's responses. OCGT believes that it has the only in-office patient management system and Web sites that enable physicians to obtain the patient's detailed HPI by having the patient answer problem-specific HPI Questionnaires on a PC in the office or via the Internet. However, other companies market systems which may have some of the features of the PrimeCareTM System and some companies market medical office products which perform different functions than those performed by the PrimeCareTM System. To date, market penetration by both OCGT and its competitors has been limited.

The Market:
----------

OCGT's domestic and international markets for: (a) the PrimeCare System, the PCW Site and the YOD Site are ambulatory/outpatient medical facilities, such as, primary care physicians, medical clinics, group practices, health maintenance organizations, and in general, healthcare providers other than those providing care to patients confined to hospital beds; and (b) the YOH Site is for the use of the general public.

Revenue Sources and Marketing Strategy: During the prior fiscal year, OCGT's marketing efforts had been concentrated on its Web products. However, during the fiscal year ended June 30, 2002, the PrimeCareTM System was selected to be part of a major international healthcare information management program anticipated to be installed in a number of countries as their healthcare system. See "Notes Receivable" above. The first of these country contracts was recently announced. A five year, three-phase contract was awarded to create a healthcare information infrastructure for a nation of 11 million people. During phase one of the contract, the current healthcare infrastructure of the country will be assessed to determine the final specifications for the new system. Phase one is scheduled to take 12 to 14 weeks to complete. After approval of the final specifications by the country's Ministry of Health the second phase will commence. The second phase consists of the installation and operation of a comprehensive healthcare information system throughout the country. Upon commencement of phase two, PrimeCare(TM) Version Nine will be an integral part of the country's comprehensive healthcare information system. PrimeCare(TM) Version Nine will provide healthcare personnel and patients a simple, effective means of entering medical data into this healthcare information management system for processing and analysis. Successful completion of these contracts will produce very significant revenues for OCGT.

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

The HUMCMD site has both a "Physician Portal" and "Patient Portal". The site currently contains the OCGT's PCW Site and YOH Site. The Company's revenues are dependent upon HUMC's marketing efforts to its Staff Physicians and patients.

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

OCGT believes that it could obtain sufficient working capital from operations through marketing its Internet products, the PrimeCareTM Version Nine.

Currently, OCGT has no lines of credit and has no material commitments for capital expenditures outstanding.



                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (b) Reports on Form 8-K
             No Report on Form 8-K, was filed during the quarter ended March 31, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.



                                       OCG TECHNOLOGY, INC.


                                       BY /s/ EDWARD C. LEVINE
                                          -----------------------------
                                          EDWARD C. LEVINE,
                                          PRESIDENT
                                          (PRINCIPAL FINANCIAL OFFICER)


DATED: May 15, 2003