Form 10QSB/A
period 2003-03-31
OCG TECHNOLOGY INC
filed 2003-05-16
CIK 73779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

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

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES


                                      INDEX


PART I. - FINANCIAL  INFORMATION                                     PAGE NUMBER
--------------------------------                                     -----------

Item 1.  Financial Information

         Consolidated Condensed Balance Sheets
         March 31, 2003 and June 30, 2002 ...........................     1

         Consolidated Condensed Statements of Loss for the
         Three and Nine Months Ended March 31, 2003 and 2002 ........     2

         Consolidated Condensed Statements of Cash Flow for
         the Nine Months Ended March 31, 2003 and 2002 ..............     3

         Notes to Consolidated Condensed Financial Statements .......     4

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ..............     5


PART II. - OTHER INFORMATION
----------------------------

Item 6.  Exhibits and Reports on Form 8-K ...........................    10

                             OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                             CONSOLIDATED CONDENSED BALANCE SHEETS


                                                               March 31, 2003    June 30, 2002
                                                               --------------    --------------
ASSETS                                                           (UNAUDITED)        (AUDITED)
Current Assets:
   Cash                                                        $       20,703    $       37,191
   Accounts receivable, trade                                             835               326
   Inventory                                                           16,737            14,531
   Notes receivable                                                   334,500           325,000
   Other current assets                                                 6,189            44,877
   Interest receivable                                                 34,680             8,362
                                                               --------------    --------------
Total current assets                                                  413,644           430,287

Property and equipment, net of accumulated depreciation of
         ($623,486)      ($616,654)                                    23,578            27,061
Capitalized software costs, net of accumulated amortization
         ($300,806)      ($264,799)                                   461,078           426,826
Other assets                                                            4,972             4,972
                                                               --------------    --------------
         Total assets                                          $      903,272    $      889,146
                                                               ==============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                               46,463            52,599
   Notes Payable                                                      376,771           239,500
   Bank loans payable                                                  14,343
                                                               --------------    --------------
         Total current liabilities                                    437,577           292,099
                                                               --------------    --------------

Shareholders' equity: (Note 4)
   Preferred stock $.10 par value, Series C                             6,000             6,000
   Preferred stock $.10 par value, Series E                             3,333             3,333
   Common stock $.01 par value                                        412,736           391,736
   Additional paid_in capital                                      25,693,759        25,486,759
   Accumulated deficit                                            (25,457,633)      (25,163,281)
   Stock subscriptions receivable                                    (130,000)          (65,000)
                                                               --------------    --------------
                                                                      528,195           659,547

   Less: treasury stock, at cost (12,500 shares)                      (62,500)          (62,500)
                                                               --------------    --------------
         Total shareholders' equity                                   465,695           724,547
                                                               --------------    --------------

Total liabilities and shareholders' equity                     $      903,272    $      889,146
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

3.       Capital Changes:

         During the nine months ended March 31, 2003, for services rendered in accord with the terms of a consulting agreement, warrants were issued to purchase a total of 45,000 shares of the Company's common stock at the exercise price of $0.15 per share with exercise dates of said warrants expiring between July 1 to December 1, 2003. The Company reflected a total expense of $18,000 for the nine month period ending March 31, 2003.

         During the nine months ended March 31, 2003, warrants were exercised to purchase an aggregate of 2,100,000 shares of the Company's common stock at an exercise price of $0.10 per share.

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

Critical accounting policies and estimates
------------------------------------------

The discussion and analysis of OCGT's financial condition and results of operations following are based upon OCGT's consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires OCGT to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. OCGT believes that the estimates, assumptions and judgements involved in the accounting policies described below have the greatest potential impact on OCGT's financial statements, therefore OCGT considers these to be its critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates used in applying the critical accounting policies. Within the context of these critical accounting policies, OCGT is not currently aware of any reasonably likely events or circumstances which would result in materially different amounts being reported.

Capitalized Software Costs
--------------------------

Pursuant to SFAS No. 86, after the technological feasibility is established for a software development project, OCGT capitalizes the costs. Capitalized software costs are amortized over the estimated useful life using the straight-line method in accord with paragraph 8 of SFAS No. 86. Although SFAS No. 86 provides that amortization of capitalized software costs shall begin when the product is completed and marketed, OCGT commences amortization of capitalized costs before completion, and starts amortization of capitalized costs in the quarter after it is booked. It is felt that this procedure is more conservative. Changes in circumstances (such as technological advances or shortfalls in marketing estimates) can result in differences between the actual and estimated useful life. In that case, OCGT re-estimates the value and useful life of this long-lived asset and make the necessary adjustments to reflect the asset at its proper estimated value and amortizes it over the remaining estimated useful life. Amortization of "Capitalized software costs" is included in "Depreciation and amortization". This is due to the fact that PrimeCare Version 9 was not completed and no revenues were therefore derived from its use. When revenues are realized it will be charged to cost of sales.

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

Revenue Sources and Marketing Strategy:
--------------------------------------

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