Form 10KSB
period 2003-06-30
OCG TECHNOLOGY INC
filed 2003-10-14
CIK 73779

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                     For the Fiscal Year ended June 30, 2003
                                               -------------

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

                56 Harrison Street, New Rochelle, New York 10801
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average of the closing sale price for such stock on September 11, 2002 was $1,223,892. As of September 11, 2002 the Registrant had 41,273,613 shares of Common Stock outstanding.

The Issuer's revenues for its most recent fiscal year: $224,020.

Documents Incorporated by Reference: None

                                     Part I

Item 1.  Description of Business
         -----------------------

General.
-------

OCG Technology, Inc.(which, together with its subsidiaries, unless the context otherwise requires, is referred to as the "Company") and its wholly owned subsidiary, PrimeCare Systems, Inc. ("PSI"): (i) created, own, maintain, and market the PrimeCare(TM) Patient Management System, Version Nine which includes the CodeComplier(TM); (ii) created, own, maintain, and market Web sites containing secure Internet enhanced, and targeted components of PrimeCare(TM), which Web sites are known as PrimeCareOnTheWeb.com, YourOwnDoctor.com, and YourOwnHealth.com; (iii) created, maintains and markets a fitness Web site, known as www.DeniseAustin.com; and (iv) created, and own the Cardiointergraph, a medical device used for the early detection of coronary artery disease. OCG Technology, Inc. was incorporated as Data Display Systems, Inc. on July 3, 1969.

The Company's principal executive office is located at 56 Harrison Street, New Rochelle, New York 10801 and its telephone number is (914) 576-8457.

Products Overview.
-----------------

         PrimeCare(TM) Patient Management System, Version 9
         --------------------------------------------------

PrimeCare(TM) Patient Management System, Version 9 ("PrimeCare(TM) Version 9") is a complete, ground-up redesign and re-write of the Company's initial EMR, the PrimeCare(TM) Patient Management System ("PCPMS"). The overall system architecture has been changed; the supporting data base structures have been enhanced; the client interface has been redesigned to more accurately reflect the operational needs of the end-users, and user installation has been greatly simplified.

PrimeCare(TM) Version 9 is a user friendly, patient management system that is patient, physician and staff, interactive. PrimeCare(TM) Version 9: (i) creates an electronic medical record documenting the patient physician encounter; (ii) is compatible with practice management and billing systems, EMR and CPR systems;
(iii) is Health Insurance Portability Accountability Act ("HIPAA") compliant;
(iv) is designed for use in ambulatory clinics, group and individual practices;
(v) uses an authoritative and comprehensive knowledge database of approximately 280 symptom and problem oriented patient Questionnaires for diagnostic and follow-up office visits; (vi) collectively contains over 100,000 complaint and disease state questions, over 2,000 diagnoses, over 675 physician reference articles, over 300 patient education articles; (vii) allows the staff to schedule the appropriate Questionnaire and enter the vital signs; (viii) interacts directly with the patient by having the patient select the answers that apply to their problem from the Questionnaire; (ix) does not require the patient to have computer or typing skills; (x) enables the physician to obtain their patients' detailed History of Present Illness ("HPI") by having the patient answer the Questionnaires without requiring physician or staff time;
(xi) allows the physician to interact directly with PrimeCare(TM) Version 9 to select and document the normal and abnormal physical findings, assessments, tests, prescriptions and treatment plan for the patient; (xii) provides automatic (real time) calculation of HCFA's Evaluation and Management ("E&M") code, with a full audit trail, used for determining the reimbursement level by Medicare and other third party payers for the office visit; (xiii) virtually eliminates dictation and transcription costs; (xiv) reduces risk of malpractice liability due to errors of omission and "failure to consider"; (xv) permits patients to answer Questionnaires at their own speed (xvi) creates significant clinical and patient databases for outcomes research.

When the patient arrives at the doctor's office, a designated staff member selects the appropriate Questionnaire based upon the patient's chief complaint and/or symptom and enters the patient's vital signs. The patient is then seated at a computer and answers complaint-specific questions by using either the keyboard number keys or mouse to indicate answers that apply to him or her. No typing or computer skills are required. When the patient has completed the Questionnaire, PrimeCare(TM) Version 9 creates a Preliminary Report (the "Report") for the physician to review before examining the patient. The Report contains the patient's current problems, medications and allergies, and the patient's detailed HPI that includes all of positive and significant negative subjective responses, vital signs and an alphabetical list of the diagnostic possibilities with the patient's responses repeated that support, or give rise, to each diagnostic possibility. By freeing up the time physicians would normally have to spend asking patient history questions and recording responses, PrimeCare(TM) Version 9 permits physicians to see more patients and to spend more quality time with each patient. PrimeCare(TM) Version 9 is also easy for physicians to understand and use. The same simple key stroke or mouse click process allows the physician or appropriate staff member to select and document the: physical findings (normal and abnormal), assessment, tests, treatment plan, prescribed medications, and patient education materials to be distributed and to schedule follow-up visits. The physician or appropriate staff member can also type a comment that expands upon: an answer selected by the patient in the Questionnaire, a physical finding, an assessment, a treatment plan, a prescription, or about any subject that may be appropriate. At the conclusion of the encounter a final summary report of the visit that includes, the patient's HPI, physical findings, assessment, tests, prescriptions, treatment plan, patient educational materials and the scheduled follow-up visit, are stored electronically in the patient's file, and can be printed for the patient.

PrimeCare(TM) Version 9: standardizes the patient record; assures consistency in patient care; creates a patient database for clinical and outcomes research; supports utilization review and quality assurance audits; improves the quality of care; increases efficiency and productivity of the physician's practice; automatically generates a problem list; incorporates patient care algorithms and clinical practice guidelines; permits, with appropriate security controls, both local and remote, on-line electronic retrieval of patient records and hard copy print outs; enables rapid access to important patient data for clinical care; contains and provides patient education materials about disease, disease management, tests and medications; and provides physician reference materials.

PrimeCare(TM) Version 9's overall system architecture has been redesigned away from a local network based two-tier client-server application, used in the prior version of the PCPMS, to incorporate a robust three-tier client-provider-relational database management system ("RDBMS") application, designed for geographically separated tiers. The client (end-user) tier of PrimeCare(TM) Version 9 is designed to connect with the middle or provider (server) tier via internet communications. The provider and data base tiers are designed to support multiple, distinct clients simultaneously. The client application has been designed to allow easy internalization and localization.

Supporting data bases have been redesigned to remove unnecessary redundancies, including a major redesign of the patient/physician encounter questionnaire. Also, provisions have been added for support of an unlimited number of alternative languages. Currently, language support is offered in, or being developed, for English, Spanish, French, and Simplified Chinese.

PrimeCare(TM) Version 9 continues to be a Windows(TM) application. Although the client tier will run on Windows 95 or any later Windows desktop operating system, it performs best when hosted on Windows 2000, Windows NT, or Windows XP. The server (provider tier) and data base tiers of PrimeCare(TM) Patient Management System, Version 9 should be hosted on redundant Windows 2000 or Windows XP servers with appropriate backup, and standby support.

The three-tier architecture of PrimeCare(TM) Version 9 provides many advantages, including easy client installation; reduced on-site support requirements; enhanced data security; and maximum flexibility. PrimeCare(TM) Version 9's reduced installation and maintenance costs and its flexibility enables it to be adapted to a wide variety of health care organizational uses, including national and local health care systems, military organizations, correctional facilities, HMOs, hospitals with outpatient services, clinics, group practices and solo practitioners.

As a three-tier application, PrimeCare(TM) Version 9, requires only that the client tier application be installed at the end-user location. This system architecture greatly simplifies both user installation and system maintenance. Although the client (end-user) tier uses the internet to communicate with the provider and data base tiers, it is not a browser-based application, thereby eliminating the many compatibility and security issues involved in supporting multiple browser configurations. The PrimeCare(TM) Version 9 client is a specially written front-end application, designed to be downloaded by the client via a web connection, and then installed at the client's location using normal Windows installation procedures.

The system is designed to support multiple reimbursement models, including free demo, no-charge use, sponsored use, flat fee, periodic (monthly / annual) fee, activity based fees, and option-based fees.

         PrimeCare(TM) Patient Management System ("PCPMS")
         -------------------------------------------------

The PCPMS was the Company's initial EMR offering. The Company has discontinued marketing the PCPMS

         Code Complier(TM):
         -----------------

The Company has also developed Code Complier(TM) an application software program that was designed to be used in conjunction with The Company's PrimeCare(TM) and PrimeCareOnTheWeb.com(TM). As each item of information is entered into and collected by PrimeCare(TM) during the patient encounter, the CodeComplier(TM) organizes the data in the proper classification and using the 1997 HCFA guidelines, automatically calculates HCFA's Evaluation and Management code level, with full audit trail, used for determining the reimbursement level by Medicare and other third party payors for the History, Physical Findings and Decision Making sections the office visit. It totally eliminates the time and effort which would otherwise be required by the physician or office personnel to complete this task. CodeComplier(TM) takes the guess work out of E&M and third party payer compliance. CodeComplier is an integral part of PrimeCare(TM) Version 9.

         PrimeCareOnTheWeb.com (the "PCW Site"):
         --------------------------------------

The PCW Site is a unique physician and patient interactive Site that: (i) uses PrimeCare's unique Questionnaires for diagnostic and follow-up office visits, physician reference articles, patient education material, CodeComplier(TM) for real time calculation of E&M code and the scheduler portion of PrimeCare(TM);
(ii) enables physicians to obtain their patient's detailed HPI by having the patient answer Questionnaires via the Internet without requiring physician time;
(iii) saves the physician and staff the time required to obtain the HPI, thus allowing them to give more attention to each patient and/or see more patients;
(iv) produces an extremely comprehensive HPI that includes all of the "yes" answers, pertinent negatives and a list of the diagnostic possibilities with the answers repeated that support each diagnostic consideration; (v) is HIPAA compliant; (vi) protects all Internet communication and the confidentiality rights of every user through a unique user ID and password per Questionnaire to be answered and secure digital certificates from VeriSign(TM), (vii) encrypts all data for storage; (viii) enables creating a significant data base for outcomes research; and (ix) automatically provides registered physicians individual Web sites on YourOwnDoctor(TM).com.

         YourOwnDoctor.com (the "YOD Site"):
         ----------------------------------

The YOD Site is a web community created, owned, operated and maintained by PSI that: (i) provides free individual Web sites for physicians, physician groups, and other health care providers that register for PrimeCareOnTheWeb(TM); (ii) enables physicians to promote their services through displaying credentials, including photos of each physician and staff in the office, listing specialities, office hours, directions, maps, phone numbers, e-mail addresses, and accepted insurance plans; (iii) provides useful links to other medical sites; (iv) provides a direct link from physician site to PCW that enables patient to access appropriate Questionnaire and complete; (v) provides direct link to YourOwnHealth.com(TM) for use by patients.

         YourOwnHealth.com (the "YOH Site"):
         ----------------------------------

The YOH Site is a unique, free online health and wellness site designed to empower health care consumers to be better prepared for their next visit to the doctor. The YOH Site offers: (1) the "Medical Interview" that: (i) enables visitors to securely and anonymously select and complete from approximately 110 of the 280 Questionnaires contained in PrimeCare(TM) Version 9 and PCPMS; (ii) generates and makes available to the visitor a detailed HPI report based upon their responses; (iii) permits the visitor to answer the Questionnaires in either English or Spanish; (iv) encrypts all medical data and uses digital certificates from VeriSign(TM) for Internet communication; (v) provides banner links to the YOD Site and www.DeniseAustin.com. (2) "YourOwnHealth(TM) Notebook": (i) is a secure depository for storage of personal and family medical data for Registered Members; (ii) can be accessed only through the use of registered IDs and Passwords; (iii) encrypts all medical data and uses digital certificates from VeriSign(TM) for Internet communication; (iv) provides a convenient way to keep track of personal health issues such as allergies, immunizations, medications and others that can be kept and edited on designated lists; (v) allows the Member to save their completed HPI Questionnaire reports and to add personal notes and reminders to the record. (3) "YourOwnHealth(TM) Reference" provides extensive health care consumer education material relating to diseases, disease management, medical procedures and prescription and common over the counter medications, including drug interaction.

Marketing:
---------

         The principal markets for the PrimeCare(TM) System are ambulatory/outpatient medical facilities, such as primary care physicians, medical clinics and staff health maintenance organizations.

PCPMS was marketed as a service, on either, a pay for use basis, with a maximum charge of $1.50 per patient visit, or on an annual license fee basis. These marketing methods eliminate a significant financial commitment to purchase the software, plus monthly maintenance charges for updates, and ties the cost directly to use. PrimeCare(TM) Version 9 will be offered on the same basis.

According to the American Medical Association, there are over 650,000 physicians in the U.S. creating a very large potential market for the System. The Company estimates that as many as 250,000 of these physicians could use PrimeCare(TM) routinely. However, no assurances can be given that the marketing plan will succeed.

The principal sources of income from the Web sites are advertising fees and commissions from product sales. This income is directly related to the number of visitors to each site.

Competition:
-----------

         The Company has not identified any competitive patient management system which embodies all the features of the PrimeCare(TM) System, in particular the complaint specific, interactive Questionnaires completed by the patient and the report generated by the patient's responses. However, other companies market systems which may have some of the features of the PrimeCare(TM) System and some companies market medical office products which perform different functions than those performed by the PrimeCare(TM) System. To date, market penetration by both PSI and its competitors has been very small.

Fitness Web Site:
----------------

The Company designed, created, operates, maintains and markets a fitness and wellness web site known as www.DeniseAustin.com. Through a revenue sharing agreement with Denise Austin, a nationally known fitness expert who has had a daily fitness show on television for over 15 years, the Company promotes and markets a variety of Denise Austin products on the web site. Visitors and fans are able to shop online for their favorite Denise Austin signature exercise videos, books, equipment, gear, and private label apparel line, as well as sign up for her monthly news letter, enjoy fitness tips, exercises, motivation messages, and some of her favorite healthy recipes. An adjunct web site forums.deniseaustion.com, adds additional benefit to the primary web site by providing a continuously on-line discussion group for Denise Austin fans, personal fitness logs for registered members, an interactive chat capability for members, and additional medium for advertising and sponsorship opportunities. Continuously increasing traffic to this web site is reflected in additional traffic to the main web site, resulting in additional sales and revenue.

         Marketing: The Company through the comprehensive shopping area which offers a broad range of noncompeting products within the fitness industry. The Company will share income from two sources - advertising revenues and e-commerce. YourOwnHealth(TM) is currently positioned at the Denise Austin Web site with banners and sponsorship of the monthly newsletter which directs traffic to YourOwnHealth(TM). YourOwnHealth(TM) will take full advantage of the opportunity to position its interactive tools directly from www.DeniseAustin.com to facilitate a greater increase of traffic over the existing flow.

         Competition: Denise Austin's Daily Workout is a major fitness show appearing on television every weekday morning. Ms. Austin top-selling videos have sold over 4 million copies, capturing a substantial part of the fitness video market.

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

         Marketing. Although a CIG was sold during the fiscal year ended June 30, 2001, to date, the Company has not derived substantial revenues from the sale of CIGs and there can be no assurance that the Company will ever be able to market the CIG. Therefore, the Company has discontinued active marketing of the CIG.

         Competition. The Company believes that the CIG does not compete directly with any other diagnostic method. However, the CIG does compete generally with other diagnostic methods, such as stress testing and thallium perfusion stress tests. In the past, the Company sold its product through medical distributors, a sales and marketing method employed by other medical equipment manufacturers.

         Patent Protection. The Company's primary patent expired in November 1986. In June 1985 a new method patent was granted to the Company which expired in the year 2002. This new patent covers the Company's method for correctly detecting in a repeatable fashion the proper base line which is essential to accurately compute the CIG. The Company owns trademark registrations in the United States for "OCG".

Government Regulation
---------------------

         The Company is operating in the medical field which is subject to extensive federal, state and local regulations. The CIG is a "device" under the Food, Drug and Cosmetic Act of 1938, as amended (the "Act"). On December 29, 1981, the Company was formally advised by the Food and Drug Administration ("FDA") that the Company had clearance to market the CIG, subject to the general controls and provisions of the Act. The FDA designated the CIG to be in regulatory class II. The Company believes that it is presently in compliance with all federal, state and local regulations.

Neither the PrimeCare(TM) System, nor the CodeComplier(TM) require FDA filings.

Employees
---------

         The Company employs two full time employees, both of whom are non-salaried officers. Its subsidiary, PSI employs six salaried employees including officers, five of whom are full time and one is part time. All are salaried.

                                   PROPERTIES

The Company leases approximately 1,000 square feet of office space at 56 Harrison Street, New Rochelle, New York where it maintains its executive. The lease expired June 30, 2003. The Company orally extended the lease for a period of one year certain at an annual rental of $21,473.

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

Item 3.  Legal Proceedings
         -----------------

                  NONE


                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         ----------------------------------------------------------------
         Matters.
         -------

The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol OCGT. Prior to February 19, 1998 The Company's Common Stock was quoted on NASDAQ (now NASDAQ Small Cap) under NASDAQ symbol OCGT. The following table sets forth the range of high and low closing prices for the Company's Common Stock for the periods indicated, on the market it was trading on at that time. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions and may not represent actual transactions.

Fiscal Year Ended June 30, 2002                    High           Low
-------------------------------                    ----           ---

1st Quarter                                       .0900          .0500
2nd Quarter                                       .1900          .0600
3rd Quarter                                       .2500          .1100
4th Quarter                                       .1700          .0900

Fiscal Year Ended June 30, 2003                    High           Low
-------------------------------                    ----           ---

1st Quarter                                       .1600          .0600
2nd Quarter                                       .1000          .0400
3rd Quarter                                       .0900          .0400
4th Quarter                                       .0600          .0300

As of June 30, 2003 there were approximately 1,308 record holders of the Common Stock, which does not include stockholders whose shares are registered in "nominee" or "street" name. The closing bid price per share for the Common Stock on September 11, 2003 was $.03.

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

On June 25, 2003, the Board amended its Certificate of Designation creating Series C Preferred Stock created on November 12, 2001. The amendment increased the number of shares designated as Series C Preferred Stock from 100,000 to 200,000. The preferences and other rights, and the qualifications, limitations or restrictions of the Series C Preferred Stock include the following: (1) the shares are convertible into one hundred shares of Common Stock for each share of

Series C Preferred Stock converted, provided: (i) that in the event that there is no increase in the number of the Company's authorized shares of Common Stock, then conversion can occur only if authorized by the Company's Board; or in the alternative, (ii) in the event that the Company's Stockholders shall authorize the Company's Board to increase the number of the Company's authorized shares of Common Stock to at least one hundred million authorized shares and, as a result the number is so increased, then conversion is at the option of the holder; (2) the holders shall have one hundred (100) votes per share held and shall have the right to vote for any purpose that the holders of the Company's Common Stock may vote; (3) dividends shall not be cumulative and shall be distributable out of the aggregate of all cash dividends declared by the Company in any year, such cash dividends, if any, shall be calculated in an amount per share of Series C equal to one hundred (100)times of the amount per share of dividends distributable to the holders of one share of the Common Stock; and (4) in the event of any voluntary or involuntary liquidation, dissolution or other winding up of the affairs of the Company, the holders of the Series C Preferred Stock shall be entitled to receive out of the assets and funds of the Company to be distributed, an amount per share equal to one hundred (100) times of the amount per share to be distributed to the holders of one share of the Common Stock.. On January 31, 2002, 60,000 shares of Series C Preferred Stock was issued on the conversion of $450,000 of notes payable.

On June 10, 1992 pursuant to the authority vested in the Board of Directors of the Company, a series of Preferred Stock of the Company was created out of the authorized but unissued shares of the capital stock of the Company, and was designated Series E Preferred Stock, to consist of a maximum of 100,000 shares, par value $.10 per share, of which the preferences and other rights, and the qualifications, limitations or restrictions thereof, includes the following: (1) These shares are non-convertible; (2) The holders of shares shall have the right to vote for any purpose on the same basis as the holders of the Company's Common Stock; (3) Series E Dividends shall not be cumulative and shall be distributable out of the aggregate of all cash dividends declared by the Company in any year, and shall be calculated as follows: the aggregate amount of all cash dividends declared and to be distributed by the Company to all classes of its shareholders in a fiscal year shall be multiplied by a fraction, the (A) numerator of which shall be an amount equal to fifty (50%) percent of the net profits of the Company's subsidiary, Mooney-Edwards Enterprises, Inc. ("MIS") for the prior fiscal year; and the (B) denominator of which shall be the sum of the said net profits of the Company (including those of MIS) for such prior fiscal year; (4) The Series E Preferred Stock may be redeemed, in whole or in part, at the option of the Company, at the price of $30.00 per share, plus all accrued and unpaid dividends thereon. On June 25, 1992, 100,000 shares of Series E Preferred Stock were issued in conjunction with the acquisition of Mooney-Edwards Enterprises, Inc. No dividends have ever been declared or paid for the Series E Preferred Stock.. On August 2, 1999, pursuant to the terms of an Asset Purchase Agreement, Mooney-Edwards Enterprises, Inc was sold by the Company. During December 2001, the Company converted 67,000 shares of Series E Preferred Stock into 200,000 shares of the Company's Common Stock

Item 6.  Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------

                       Fiscal 2003 Compared to Fiscal 2002

General
-------

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere herein. The following discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include predictions, estimates and other statements that involve a number of risks and uncertainties. While this outlook represents the Company's current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein.

The Company has experienced recurring losses from operations and has relied on the sale of equity interests in the Company to fund its operations. If necessary, the Company intends to provide additional working capital through the sale of equity interests in the Company. Although, in the past, the Company has been able to provide working capital through the sale of equity interests in the Company, there can be no assurances that the Company will succeed in its efforts, which creates a doubt about its ability to continue as a going concern. The results of operations for prior periods is based on the Company's continuing operations.

Critical Accounting Policies and Estimates
------------------------------------------

Our discussion and analysis of our financial condition and results of operations following are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe that the estimates, assumptions and judgements involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances which would result in materially different amounts being reported.

Capitalized Software Costs
--------------------------

Capitalized software costs are amortized over the estimated useful life. Changes in circumstances, such as technological advances or shortfalls in marketing estimates, can result in differences between the actual and estimated useful life. In that case, we re-estimate the value and useful life of this long-lived asset and make the necessary adjustments to reflect the asset at its proper estimated value and amortize it over the remaining estimated useful life.

Revenue Recognition
-------------------

The Company has four sources of income: (1) sale of inventoried merchandise on our Web sites; (2) commissions received from vendors who link to our Web sites;
(3) advertising fees; and (4) software license fees.

Sale of inventoried merchandise.
-------------------------------

This revenue stream is reported on a "gross" basis in compliance with EITF 99-19, because we purchase the merchandise from the source we select; are at risk for the purchaser's credit; and we ship the merchandise. We report the gross sales price as revenue and expense the cost of the merchandise and the shipping costs as "cost of goods sold". The Company is almost always paid by credit card at the time of purchase and occasionally by check. Sales are booked when the merchandise is shipped. The merchandise is not shipped until the credit is approved.

Commissions received from vendors
---------------------------------

The Company acts as a commissioned broker by displaying a vendors products on the Company's Web sites. When a consumer indicates a desire to purchase an item, the order is collected through the Web site and processed by the third party seller. The Company receives a commission on such sale after it is consummated. When the Company is paid, it reports the "commissions" on a "net" basis in compliance with EITF 99-19. The Company reports commissions this way because:
(a) it does not have any direct costs; (b) it does not purchase the product sold; and (c) it does not have any credit risk on the sale, and it does not handle or ship the product when sold. The Company merely passes to the seller, an interested buyer and it is unaware of the consummation of the sale until it receives a commission check from the seller. At that time we report the revenue on a "net" basis.

Advertising fees
----------------

The Company receives fees for placing advertisements on its Web sites. The advertising fees are a flat amount for the month. At the end of the month the Company sends an invoice to the advertiser and enters it on its books as income from advertising fees.

Software license fees
---------------------

The Company accounts for software license fees in accord with SOP 97-2. Revenues are recognized when all of the following criteria are met: (a) persuasive evidence of an arrangement exists; (b) delivery has occurred; (c) the vendors fee is fixed or determinable; and (d) collectiblity is probable.

All licenses are evidenced by a written contract. License fees are either annual fees, generally payable quarterly in advance, or are based on uses, which are purchased, in advance, in minimum blocks of 500 uses. The license fee includes updates to the software, but only during the term of the license. The software contains considerable medical information and the Company keeps this medical content reasonably current. The Company does not sell the software or any updates. Therefore, VSOE does not apply. The Company's treatment is consistent with paragraph 59 of SOP 97-2 because the license fees do not include any "post contract support". License fees are for one year or less.

Prepaid annual license fees will be accounted for as "Prepaid income" and will be treated as sales when earned. Purchased uses are not refundable and are accounted for as sales at the time of sale.

Results of Operations
---------------------

Total revenues increased to $224,020 for the year ended June 30, 2003 from $155,185 for 2002. Cost of sales increased from $80,439 for the year ended June 30, 2002 to $120,540 for the year ended June 30, 2003. The increase in sales and cost of sales resulted from a change in operations which started in September, 2001 when the Company decided to purchase certain merchandise for resale on the internet, rather than act as a commissioned broker.

Prior to September, 2002, The Company's income consisted of fees and commissions. The Company acted as a commissioned broker to sell various items of merchandise on its Web sites. In those instances, when a consumer indicated a desire to purchase an item, the order was collected through the Web site and processed by the third party seller and the Company received a commission on such sale after it was consummated. The Company still receives and reports "commissions" on a "net" basis in compliance with EITF 99-19. Although the Company continued to be a commission broker for certain merchandise, in September 2001, it also became a direct seller of one of the category of items it was previously selling as a commissioned broker. To accomplish this end, the Company purchased merchandise and maintains an inventory for sale on one of its Web sites. The Company is almost always paid by credit card at the time of purchase and ships the item from its inventory. This type of revenue stream is reported on a "gross" basis in compliance with EITF 99-19, because the Company purchases the merchandise from the source it selects; is at risk for the purchaser's credit; and it ships the merchandise. The Company reports the gross sales price as revenue and expense the cost of the merchandise and the shipping costs as "cost of goods sold". As a result, the major cause for the increase in revenues is that revenues now reflect the total sales price, not just a commission. The gross profit from sales (revenues less cost of sales) for the nine months ended March 31, 2003, as compared to the same period for 2002, increased from $47,420 to $81,375. This results from basically two reasons: (1) the increased profit per sale resulting from the increased mark-up from selling from inventory rather than receiving a commission; and (2) an increase in the number of units sold as a result of an increase in the number of visitors to our Web site. For the year ended June 30, 2003, the Company revenues consisted of:
$204,044 from the sale of merchandise; $14,176 from commissions; and $5,800 from advertising fees.

Marketing, general and administrative expenses decreased $246,361for the year ended June 30, 2003, as compared to the same period for 2002, primarily from the decrease of approximately: $49,000 in legal fees, as a result of the successful completion of a law suit; $34,000 in reduced expenditures for financial public relations; and $163,000 reduction in business development costs.

Other product costs increased $19,574 for the year ended June 30, 2003, as compared to the same period for 2002. This is an increase of approximately 13%.

Liquidity and Capital Resources
-------------------------------

At June 30, 2003, the Company had a current ratio of 1.70 to 1 compared to .99 to 1 as of June 30, 2002. The increase in current ratio is due to the reduction of approximately $59,000 in debt. The net loss from operations for the year ended June 30, 2003, was $604,490compared to $646,620 for the prior year. The reduction in the net loss from operations was due to the decrease in "marketing, general and administrative expenses" during the current year (see "marketing, general and administrative expenses" above) offset by the writeoff of $187,819 of capitalized software costs in compliance with the Company's policy relating to re-estimating the value and useful life of this long-lived asset (see "Critical Accounting Policies and Estimates - Capitalized Software Costs" above). $420,982 or 69% of the net loss from operations for the year, were non-cash charges consisting of Depreciation and Amortization in the amount of $169,329; Consulting Services in the amount of $24,000 paid through the issuance of 60,000 warrants; the Writeoff of Capitalized Software Costs in the amount of $187,819 and amortization of Prepaid Expenses in the amount of $39,834 paid through the issuance of shares of common stock. The Company has experienced recurring losses from operations and has been unable to provide sufficient working capital from operations and has relied significantly on the sale of equity interests in the Company, and the exercise of warrants and loans from shareholders to fund its operations. The Company's auditors have included an explanatory paragraph regarding the ability of the Company to continue as a "going concern".

Cash on hand, inventory, receivables, and notes receivable were $391,575 at June 30, 2003. During the year ended June 30, 2003, The Company raised $520,000 through the sale of equity interests, consisting of $210,000 from the sale of common stock upon the exercise of Warrants and $310,000 from the sale of Series C Preferred stock. In addition, as of June 30, 2003, the Company has $130,000 of demand notes receivable related to the purchase of the Company's common stock through the exercise of warrants. Since June 30, 2003, the Company has received an additional $110,000 from the sale of Series C Preferred stock. Although, in the past, the Company's principal means of overcoming its cash shortfalls from operations was from the sale of the Company's stock, loans and the exercise of warrants, there can be no assurances that the Company will succeed in its efforts in the future.

Notes receivable
----------------

The Company has advanced funds totaling $334,500, plus accrued interest at 7% per annum, pursuant to a grid note, dated February 4, 2002 (the "Note"). In consideration for these advances, the Company received warrants to purchase common stock of the borrower, exercisable over a period of three years from the date of issuance, at a price of $0.25 per share. The Company received a security interest in accounts receivable of the borrower anticipated to be generated under certain sales contracts which provide for borrower to install and maintain the health care system for certain countries. The Company is also a subcontractor of the borrower. The borrower has recently announced that it has received the first of these contracts. See "Revenue Sources and Marketing Strategy". On October 10, 2003, the Company agreed to accept 3,709,230 restricted (unregistered) shares of the borrower's common stock, par value $0.0001 per share, (the "Stock") in full payment of the Note ($334,500 of principal, plus $36,423 of accrued interest, for the total amount of $370,923). The market value on October 10, 2003, of the Stock received was $704,753.

Competition:
-----------

The Company has not identified any competitive patient management system which embodies all the features of the PrimeCare(TM) System, in particular the complaint specific, interactive Questionnaires completed by the patient and the report generated by the patient's responses. The Company believes that it has the only in-office patient management system and Web sites that enable physicians to obtain the patient's detailed HPI by having the patient answer problem-specific HPI Questionnaires on a PC in the office or via the Internet. However, other companies market systems which may have some of the features of the PrimeCare(TM) System and some companies market medical office products which perform different functions than those performed by the PrimeCare(TM) System. To date, market penetration by both The Company and its competitors has been limited.

The Market:
----------

The Company's domestic and international markets for: (a) the PrimeCare System, the PCW Site, YourOwnHealth Site and the YOD Site are ambulatory/outpatient medical facilities, such as, primary care physicians, medical clinics, group practices, health maintenance organizations, and in general, health care providers other than those providing care to patients confined to hospital beds; and (b) the YOH Site is for the use of the general public.

Revenue Sources and Marketing Strategy:
--------------------------------------

During the prior fiscal year, the Company's marketing efforts had been concentrated on its Web products. However, during the fiscal year ended June 30, 2002, the PrimeCare(TM) System was selected to be part of a major international health care information management program anticipated to be installed in a number of countries as their health care system. See "Notes Receivable" above. The first of these country contracts was recently announced. A five year, three-phase contract was awarded to create a health care information infrastructure for a nation of 11 million people. During phase one of the contract, the current health care infrastructure of the country will be assessed to determine the final specifications for the new system. After approval of the final specifications by the country's Ministry of Health the second phase will commence. The second phase consists of the installation and operation of a comprehensive health care information system throughout the country. Upon commencement of phase two, PrimeCare(TM) Version 9 will be an integral part of the country's comprehensive health care information system. PrimeCare(TM) Version 9 will provide health care personnel and patients a simple, effective means of entering medical data into this health care information management system for processing and analysis. Successful completion of these contracts will produce significant revenues for the Company and will materially increase the awareness of PrimeCare(TM) Version 9 in the health care industry.

Licensing Fees:
--------------

The Company believes that the increased awareness of PrimeCare(TM) Version 9 arising from the above contract will enhance the Company's ability to obtain additional contracts and annual licensing fees from large fixed population groups, which includes, but is not limited to, other countries, labor unions, medical insurance companies, HMOs, military forces and correctional facilities.

Advertising Fees:
----------------

Advertising revenues are dependant upon the number of visitors that use the Company's Web sites. The Company believes that the use of PrimeCare(TM) Version 9 by licensees will increase awareness and use of the Company's Web sites and thus result in increased advertising fees.

Outcomes Research.
-----------------

Potentially, the Company could receive fees for conducting outcomes research for pharmaceutical companies and teaching hospitals. The Company anonymizes, encrypts and stores both the completed diagnostic and follow-up Questionnaires. This ever-growing medical database can be analyzed in various ways to determine the effectiveness of treatment plans, medications, etc.

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

The HUMCMD site has both a "Physician Portal" and "Patient Portal". The site currently contains the Company's PCW Site and YOH Site. The Company's advertising revenues are dependent upon HUMC's marketing efforts to its Staff Physicians and patients.

Fitness Web Site:
----------------

The Company designed, created, operates, maintains and markets a fitness and wellness Web site known as www.DeniseAustin.com. Through a revenue sharing agreement with Denise Austin, a nationally known fitness expert who has had a daily fitness show on television for over 15 years, the Company promotes and markets a variety of Denise Austin products on the Web site. Visitors and fans are able to shop online for their favorite Denise Austin signature exercise videos, books, equipment, gear, and private label apparel and nutraceuticals (when available), as well as sign up for her monthly news letter, enjoy fitness tips, exercises, motivation messages, and some of her favorite healthy recipes.

         Marketing: The Company has expanded the comprehensive shopping area on the DA Web site which offers a broad range of noncompeting products within the fitness industry. The Company will share income from two sources - advertising revenues and e-commerce. YourOwnHealth(TM) is currently positioned at the Denise Austin Web Site with banners and sponsorship of the monthly newsletter which directs traffic to YourOwnHealth(TM). YourOwnHealth(TM) intends to take advantage of the opportunity to position its interactive tools directly from www.DeniseAustin.com to facilitate a greater increase of traffic.

         Competition: Although there are a number of fitness TV shows, Denise Austin's Daily Workout is reputed to be the number one fitness show on television with over one million viewers each weekday morning. Her videos have sold over 4 million copies.

The Company believes that it could obtain sufficient working capital from operations through marketing PrimeCare(TM) Version 9 and its Internet products, the.

Currently, the Company has no lines of credit and has no material commitments for capital expenditures outstanding.


                       Fiscal 2002 Compared to Fiscal 2001
                       -----------------------------------

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

Marketing, general and administrative expenses increased $146,080 (reclassified) for the year ended June 30, 2002 as compared to 2001 primarily due to increases of approximately: $100,000 in sales and marketing expenses; $43,000 in corporate expenses.

Item 7.  Financial Statements
         --------------------

The following are included and filed under this Item and appear immediately following the signature page on page 20:

                                                                    PAGE
                                                                    ----

         Independent Auditors' Report                               F-1

         Consolidated Balance Sheet - June 30, 2003                 F-2

         Consolidated Statements of Operations -
         Years ended June 30, 2003 and 2002                         F-3

                                                                    PAGE
                                                                    ----

         Consolidated Statements of Shareholders'
         Equity - Years ended June 30, 2003 and 2002                F-4

         Consolidated Statements of Cash Flows -
         Years ended June 30, 2003 and 2002                         F-5

         Notes to Consolidated Financial Statements                 F-7


Item 8.  Changes In and Disagreements With Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure.
         --------------------

                  NONE


                                    PART III

Item 9.  Directors and Executive Officers of the Registrant.
         --------------------------------------------------

         The directors and executive officers of The Company are:

      Name                   Age                     Position
      ----                   ---                     --------

Edward C. Levine             76             President and Director

Jarema S. Rakoczy            61             Vice President and Director

Jeffrey P. Nelson            59             Secretary and Director


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

Jeffrey P. Nelson, has served as a Director of The Company since November 1991 and as its Secretary since June 1992 and an Executive Vice President since November 1997. Mr. Nelson served as Vice President, Asset Based Finance Division, of Marine Midland Bank, NA from December 1986 through 1990. Mr. Nelson was self-employed as a real estate financing consultant from January 1991 through November 1991.


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

                           Summary Compensation Table
                           --------------------------

           (a)                      (b)                         (c)

                                                   Long-term Compensation Awards
                             Fiscal Year Ended         Securities Underlying
Name & Principal Position         June 30,                  Options/SARs
-------------------------    -----------------     -----------------------------

Edward C. Levine,                  2003                         -0-
  President and Chief              2002                       750,000
  Executive Officer                2001                         -0-

                           Option Grants in Last Fiscal Year
                           ---------------------------------

       (a)               (b)              (c)              (d)               (e)
                     Number of        % of Total
                     Securities       Options/SARs
                     Underlying       Granted to       Exercise or
                     Options/SARs     Employees in     Base Price
      Name           Granted          Fiscal Year      ($/Share)       Expiration Date
----------------     ------------     ------------     -----------     ---------------
Edward C. Levine         None              0%             $0.0
J. S. Rakoczy            None              0%             $0.0
J. P. Nelson             None              0%             $0.0

---------------

                 Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year End Option Values
                        ---------------------------------

The following table sets forth certain information regarding the exercise of stock options during the fiscal year ended June 30, 2003 and the fiscal year ended value of unexercised options for The Company's named executive officers.

                                                 Number of Unexercised          Value of Unexercised
                    Shares          Value      Options at Fiscal Year-End      In-the-money Options at
                  Acquired on     Realized                (1)                    Fiscal Year End (2)
    Name           Exercise          ($)       Exercisable/Unexercisable      Exercisable/Unexercisable
-------------     -----------     --------     --------------------------     -------------------------
E. C. Levine          -0-            $0          1,250,000 / 1,250,000                  none
J. S. Rakoczy         -0-            $0            190,000 / 190,000                    none
J. P. Nelson          -0-            $0          1,000,000 / 1,000,000                  none

---------------
Notes: (1) These Warrants could not be exercised because the exercise of these Warrants is conditioned upon the Company having increased the authorized number of its shares of Common Stock to one hundred million shares.

Notes: (2) Calculated based on the excess of the closing market price of The Company's common stock as reported on the OTC Bulletin Board on June 30, 2003 over the option exercise price.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         --------------------------------------------------------------

The following table sets forth, as of September 11, 2003 certain information with respect to Common Stock ownership of (i) each person known by The Company to own beneficially more than 5% of the shares of The Company's Common Stock,
(ii) all directors, and (iii) all Officers and Directors as a group.

             Name and Address of          Amount & Nature of         Percent
Class        Beneficial Owner             Beneficial Ownership       of Class
-----        ----------------             --------------------       --------

Common       Edward C. Levine                538,826 - direct          1.31%
             56 Harrison Street
             New Rochelle, NY 10801

Common       Jarema S. Rakoczy               359,600 - direct           .87%
             56 Harrison Street
             New Rochelle, NY 10801

Common       Jeffrey P. Nelson               578,800 - direct          1.40%
             56 Harrison Street
             New Rochelle, NY 10801

             Name and Address of          Amount & Nature of         Percent
Class        Beneficial Owner             Beneficial Ownership       of Class
-----        ----------------             --------------------       --------

Common       All directors and             1,477,226 - direct          3.58%
             officers as a group
             (3 Persons)

Item 12. Certain Relationships and Related Transactions
         ----------------------------------------------

On December 5, 2001, The Company authorized the issuance of, and thereafter issued, warrants to purchase shares of its Common Stock as follows: Edward C. Levine 750,000 warrants; Jeffrey P. Nelson 700,000 warrants; and Jarema S. Rakoczy 100,000 warrants; all at $.15 per share. The exercise of these New Warrants is conditioned upon the Company having increased the authorized number of its shares of Common Stock to one hundred million shares.

On December 28, 2001, The Company authorized an aggregate of 2,698,056 Warrants, previously issued with shares reserved for exercise to be modified, with the Warrant holders' consent, eliminating the requirement to reserve shares of Common Stock for exercise of their Warrants. The exercise of these Warrants is conditioned upon The Company having increased its authorized number of shares of Common Stock to one hundred million shares. In consideration for agreeing to these terms, The Company extended the period of exercise to the latter of ,one additional year, or one year after The Company increased its authorized number of shares of Common Stock to one hundred million shares. A reduction of the exercise to $0.25 was also authorized. Edward C. Levine holds 500,000 of these warrants; Jeffrey P. Nelson holds 300,000 of these warrants; and Jarema S. Rakoczy holds 90,000 of these warrants

Item 13. Exhibits and Reports on Form 8-K
         --------------------------------

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

**   4.5          Certificate of Amendment No. 1 Filed to Modify the Certificate
                  of Designation Creating Series B Preferred Stock, filed August
                  30, 1996.

***  4.6          Certificate of Resolutions Creating Series C Preferred Stock,
                  filed November 12, 2001 (incorporated by reference to Exhibit
                  4 to the Current Report on Form 8-K filed June 1, 1994)

     4.7 Certificate of Amendment No. 1 Filed to Modify the Certificate of Designation Creating Series C Preferred Stock, filed June 25, 2003.

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

     31.1 Certification pursuant to Rule 13a-14 AND 15d-14 of the Securities Exchange act of 1934, as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley act of 2002

     31.2 Certification pursuant to Rule 13a-14 AND 15d-14 of the Securities Exchange act of 1934, as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley act of 2002

     32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002

         (b) Reports on Form 8-K

                  There were no Reports on Form 8-K filed in the fourth quarter of fiscal 2003.

*        Incorporated by reference to the Form 10-KSB for the Year ended June
         30, 1987.

**       Incorporated by reference to the Form 10-KSB for the Year ended June
         30, 1996.

***      Incorporated by reference to Form S-3 on Form SB -2 filed January 31,
         2002

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       OCG TECHNOLOGY, INC.

                                       By: /s/ EDWARD C. LEVINE
                                           -------------------------------

Dated: October 13, 2003


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


/s/ EDWARD C. LEVINE       President and Director               October 13, 2003
---------------------      (Principal Executive, Financial
    Edward C. Levine       and Accounting Officer)


/s/ JEFFREY P. NELSON      Secretary and Director               October 13, 2003
---------------------
    Jeffrey P. Nelson


/s/ JAREMA S. RAKOCZY      Vice President and Director          October 13, 2003
---------------------
    Jarema S. Rakoczy

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
OCG Technology, Inc. and Subsidiaries
New York, New York


We have audited the accompanying consolidated balance sheet of OCG Technology, Inc. and Subsidiaries as of June 30, 2003, and the related consolidated statements of operations, cash flows and changes in shareholders' equity for the years ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OCG Technology, Inc. and Subsidiaries as of June 30, 2003, and the consolidated results of their operations and their cash flows for the years ended June 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

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




ARTHUR YORKES & COMPANY LLP
New York, New York
September 3, 2003
Except for Note 9 as to
Which the date is October 10, 2003

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 2003

                                     ASSETS


Current assets:
    Cash                                                           $     10,832
    Inventory                                                            12,260
    Other current assets                                                  5,043
    Notes receivable                                                    334,500
    Interest receivable                                                  33,982
                                                                   ------------

        Total current assets                                            396,617
                                                                   ------------

Property and equipment, net                                              17,491
Capitalized software costs, net                                         285,725
Other assets                                                              4,972
                                                                   ------------
                                                                        308,188
                                                                   ------------

                                                                   $    704,805
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                          $     70,656
    Bank loan payable, credit-line                                        3,891
                                                                   ------------

        Total current liabilities                                        74,547

Other liabilities:
    Notes payable - long-term                                           158,700
                                                                   ------------

        Total liabilities                                               233,247
                                                                   ------------

Shareholders' equity:
    Preferred stock, $.10 par value, 1,000,000 shares authorized:
        Series C 163,330 shares issued and outstanding                   16,333
        Series E 33,333 shares issued and outstanding                     3,333
    Common stock $.01 par value, 50,000,000 shares
      authorized: 41,273,614 shares issued and outstanding              412,736
    Additional paid-in-capital                                       25,999,426
    Accumulated deficit                                             (25,767,770)
    Stock subscriptions receivable                                     (130,000)
                                                                   ------------

                                                                        534,058

    Less: Treasury stock, at cost (12,500 common shares)                (62,500)
                                                                   ------------
                                                                        471,558
                                                                   ------------

                                                                   $    704,805
                                                                   ============


                       See notes to financial statements.

                       OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS

                           FOR THE YEARS ENDED JUNE 30,


                                                           2003            2002
                                                       ------------    ------------

Revenues, sales                                        $    224,020    $    155,185
                                                       ------------    ------------

Costs and expenses:
    Cost of sales                                           120,540          80,439
    Marketing, general and administrative                   202,883         449,245
    Depreciation and amortization                           169,329         129,022
    Write-off of capitalized software costs                 187,819              --
    Product development costs                               169,083         149,509
    Interest income - net                                   (21,145)         (6,410)
                                                       ------------    ------------

        Total costs and expenses                            828,509         801,805
                                                       ------------    ------------

Net loss                                               $   (604,489)   $   (646,620)
                                                       ============    ============

Basic and fully diluted net loss per share             $       (.01)   $       (.02)
                                                       ============    ============

Weighted average number of common shares outstanding     40,346,232      36,228,818
                                                       ============    ============


                       See notes to financial statements.

                                            OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                         FOR THE YEARS ENDED JUNE 30, 2003 AND 2002


                                      Preferred Stock Series E       Preferred Stock Series C            Common Stock
                                              $.10 Par                        $.10 Par                      $01 Par
                                    ----------------------------    ---------------------------   ---------------------------
                                       Shares          Amount          Shares         Amount         Shares         Amount
                                    ------------    ------------    ------------   ------------   ------------   ------------

Balance, June 30, 2001                   100,000    $     10,000              --   $         --     35,223,613   $    352,236

Stock conversion                         (66,667)         (6,667)             --             --        200,001          2,000

Issuance of stock for services                --              --              --             --        150,000          1,500

Issuance of warrants for services             --              --              --             --             --             --

Exercise of warrants                          --              --              --             --      3,600,000         36,000

Note conversion                               --              --          60,000          6,000             --             --

Collection of stock subscription
  receivable                                  --              --              --             --             --             --

Net loss                                      --              --              --             --             --             --
                                    ------------    ------------    ------------   ------------   ------------   ------------

Balance, June 30, 2002                    33,333           3,333          60,000          6,000     39,173,614        391,736

Exercise of warrants                          --              --              --             --      2,100,000         21,000

Issuance of warrants for services             --              --              --             --             --             --

Issuance of stock                             --              --          30,666          3,067             --             --

Note conversion                               --              --          72,664          7,266             --             --

Net loss                                      --              --              --             --             --             --
                                    ------------    ------------    ------------   ------------   ------------   ------------

Balance, June 30, 2003                    33,333    $      3,333         163,330   $     16,333     41,273,614   $    412,736
                                    ============    ============    ============   ============   ============   ============


                                     Additional                       Stock
                                      Paid-in      Accumulated     Subscriptions     Treasury
                                      Capital        Deficit        Receivable        Stock           Total
                                    ------------   ------------    ------------    ------------    ------------

Balance, June 30, 2001              $ 24,676,592   $(24,516,661)   $    (33,000)   $    (62,500)   $    426,667

Stock conversion                           4,667             --              --              --              --

Issuance of stock for services            13,500             --              --              --          15,000

Issuance of warrants for services         24,000             --              --              --          24,000

Exercise of warrants                     324,000             --         (65,000)             --         295,000

Note conversion                          444,000             --              --              --         450,000

Collection of stock subscription
  receivable                                  --             --          33,000              --          33,000

Net loss                                      --       (646,620)             --              --        (646,620)
                                    ------------   ------------    ------------    ------------    ------------

Balance, June 30, 2002                25,486,759    (25,163,281)        (65,000)        (62,500)        597,047

Exercise of warrants                     189,000        (65,000)             --         145,000

Issuance of warrants for services         24,000             --              --              --          24,000

Issuance of stock                         88,933             --              --              --          92,000

Note conversion                          210,734             --              --              --         218,000

Net loss                                      --       (604,489)             --              --        (604,489)
                                    ------------   ------------    ------------    ------------    ------------

Balance, June 30, 2003              $ 25,999,426   $(25,767,770)   $   (130,000)   $    (62,500)   $    471,558
                                    ============   ============    ============    ============    ============


                       See notes to financial statements.

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          FOR THE YEARS ENDED JUNE 30,


                                                          2003          2002
                                                       ----------    ----------

Cash flows from operating activities:
    Net loss                                           $ (604,489)   $ (646,620)
                                                       ----------    ----------
    Adjustments to reconcile net loss to net cash
      Used in operating activities:
        Depreciation and amortization                     169,329       129,022
        Issuance of stock and warrants for services
          and other expenses                               24,000        39,000
        Write-off of capitalized software                 187,819            --
    Changes in operating assets and liabilities:
        (Increase) decrease in:
            Accounts receivable                           (25,295)        9,148
            Prepaid expenses and other assets              39,834       259,778
            Inventory                                       2,271       (14,531)
        (Decrease) increase in:
            Accounts payable and accrued expenses          18,057       (11,242)
                                                       ----------    ----------

                Total adjustments                         416,015       411,175
                                                       ----------    ----------

        Net cash used in operating activities            (188,474)     (235,445)
                                                       ----------    ----------

Cash flows from investing activities:
    Issuance of notes receivable                           (9,500)     (333,362)
    Purchases of property and equipment                   (20,797)       (8,447)
    Capitalized software development costs               (185,679)     (155,830)
    Credit-line, bank loans                                 3,891            --
                                                       ----------    ----------

        Net cash used in investing activities            (212,085)     (497,639)
                                                       ----------    ----------

Cash flows from financing activities:
    Proceeds from:
        Issuance of common stock                          210,000       295,000
        Issuance of series C preferred stock               92,000            --
        Subscription receivable                           (65,000)       33,000
        Issuance of notes payable                         137,200       434,500
                                                       ----------    ----------

        Net cash provided by financing activities         374,200       762,500
                                                       ----------    ----------

Net increase (decrease) in cash                           (26,359)       29,416

Cash, beginning of year                                    37,191         7,775
                                                       ----------    ----------

Cash, end of year                                      $   10,832    $   37,191
                                                       ==========    ==========


                       See notes to financial statements.

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          FOR THE YEARS ENDED JUNE 30,


                                                          2003           2002
                                                       ----------     ----------

Supplemental disclosure of cash flows information:

    Interest paid                                      $        0     $        0
                                                       ==========     ==========


Supplemental disclosure:

    Non-cash investing and financing activities:

         72,664 shares of Series C preferred stock were issued upon conversions of $218,000 of notes payable in June 30, 3003.

         60,000 shares of Series C preferred shares were issued upon conversion of $450,000 of notes payable in June 30, 2002.

         The Company issued 150,000 shares of stock for services rendered in the year ended June 30, 2002 valued at $15,000.

         The Company issued 24,000 warrants to purchase shares of stock valued at $24,000 in the years ended June 30, 2003 and June 30, 2002 for services rendered.


                       See notes to financial statements.

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2003 AND 2002


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

                             JUNE 30, 2003 AND 2002


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

     Property, equipment and depreciation:

     Property and equipment are stated at cost. Machinery and equipment are being depreciated on a straight-line basis over their estimated useful life of five (5) years.

     Capitalized software costs:

     OCG has capitalized software costs for their existing programs that have reached the technological feasibility status. The Company periodically reevaluates the useful life of its long lived assets and makes adjustments to reflect possible impairments. In 2003, the Company has written-off $187,818 of capitalized software costs associated with prior versions of its technology.

     Revenue recognition:

     OCG recognizes revenues from four sources:

          1) From the sale of purchased merchandise which is recorded as income upon shipment of the merchandise. The vast majority of these sales are credit card sales.

          2) From commission received from vendors whose products are displayed on the Company's web-site. The merchandise is purchased by the third party seller. When the commission is received, it is recorded in income on a net basis.

          3) From software license fees and are recorded in income as per the license agreement. License fees are either annual fees payable quarterly in advances or based on numbers of uses. Prepaid license fees are included in income as earned. The Company does not sell the software on any updates.

          4) The Company received fees for placing advertisement on its web-sites. They are a flat amount per month, are billed monthly and recorded in income as billed.

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2003 AND 2002


1.   Summary of significant accounting policies: (continued)

     Revenue recognition: (continued)

     The following is an analysis of revenues for the periods:

                                                         2003            2002
                                                      ----------      ----------

         Sale of merchandise                          $  204,044      $  133,541
         Commissions                                      14,176          19,658
         Advertising fees                                  5,800           1,986
                                                      ----------      ----------

                                                      $  224,020      $  155,185
                                                      ==========      ==========

     Net loss per share:

     OCG has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128") that requires the reporting of both basic and diluted earnings per share. Basic net loss per share is computed by dividing net loss available to common shareowners by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the fully diluted loss per share calculation for 2003 and 2002 because their effect would be antidilutive.

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

     Cash:

     OCG considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2003 and 2002.

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2003 AND 2002


2.   Property and equipment:

     Property and equipment consists of the following:

                                                           2003          2002
                                                        ----------    ----------

         Machinery and equipment                        $  282,775    $  299,131

         Less: Accumulated depreciation                    265,284       272,066
                                                        ----------    ----------

                                                        $   17,491    $   27,061
                                                        ==========    ==========

         Depreciation expense was $30,368 and $23,826 for the years ended June 30, 2003 and 2002, respectively.

3.   Note receivable:

     Notes receivable amounting to $334,500 plus accrued interest at 7% per annum represents funds advanced pursuant to a grid note dated February 4, 2002. In consideration for these advances OCG received warrants to purchase 1,000,000 shares of the common stock of the borrower exercisable over a period of three years from the date of issuance at a price of $0.25 per shares. In addition, OCG received a security interest in accounts receivable of the borrower generated under certain sales agreements currently being negotiated. The Company has no guarantee that these agreements will be consummated or any sales will result. The notes were issued prior to an agreement entered into with the debtor whereby the Company will act as a sub-contractor and provide services and licenses for product to the debtor upon certain possible future sales by the debtor. See
     Note 9 regarding subsequent payment of note receivable.

4.   Notes payable:

     Demand note payable of $8,700 includes accrued interest of $4,549. Interest in these notes accrues at 4% per annum.

     Note payable of $50,000 is unsecured and bears interest between 4% - 5% per annum.

     The note payable of $100,000 is convertible into common shares at the rate of $10 per share.

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2003 AND 2002


5.   Shareholders' equity:

     Preferred stock:

     On July 12, 1984, the shareholders of OCG approved the creation of a class of 1,000,000 shares of preferred stock, and authorized the Board of Directors to establish and designate the number of shares and relative rights, preferences and limitations of such preferred stock.

     Series E Preferred Stock:

     In June 1992, the Board of Directors designated 100,000 shares of Preferred Stock as Series E Preferred Stock. These shares were issued in conjunction with the acquisition of Mooney Edwards. These shares: (i) are non-convertible with the right to vote on the same basis as the holders of OCG's common stock, (ii) may be redeemed in whole or in part at the option of OCG at a price of $30 per share plus all accrued and unpaid dividends thereon, and, (iii) have the right to dividends which are not cumulative and are limited to a fraction of all cash dividends declared and to be distributed by OCG to all classes of its shareholders in any fiscal year, the (A) numerator of which shall be an amount equal to fifty (50%) percent of the net profits of Mooney Edwards for prior fiscal years; and the (B) denominator of which shall be the sum of the net profits of OCG (including those of Mooney Edwards) for such prior fiscal year, and no more. Mooney Edwards was sold in 1999. No dividends to Series E Preferred shareholders were due at June 30, 2003 and 2002. In 2002, (based on Board of Directors approval) 66,667 of Series E preferred stock was converted into 200,001 shares of common stock of the Company.

     Series C Preferred Stock:

     In November 2001, the Board of Directors designated 200,000 shares of Preferred Stock as Series C Preferred Stock. These shares: (i) are convertible into one hundred shares of Common Stock for each share of Series C Preferred Stock converted, provided (a) that there is no increase in the number of the Company's authorized shares of Common Stock, then only to the extent authorized by the Company's Board; or in the alternative, (b) in the event that the Company's Stockholders shall authorize the Corporation's Board to increase the number of the Corporation's authorized shares of Common Stock to at lease one hundred million authorized shares and, as a result the number is so increased; (ii) the holders shall have one hundred (100) votes per share held and shall have the right to vote for any purpose that the holders of the Company's Common Stock may vote; (iii) dividends shall not be cumulative and shall be distributable out of the aggregate of all cash dividends declared by the Company in any year, such cash dividends, if any, shall be calculated in an amount per share of Series C equal to one hundred (100) times of the amount per share of dividends distributable to the holders of one share of the Common Stock, and (iv) in the event of any voluntary or involuntary liquidation, dissolution or other winding up of the affairs of the Company, the holders of the Series C Preferred Stock shall be entitled to receive out of the assets and funds of the Company to be distributed, an amount per share equal to one hundred (100) times of the amount per share to be distributed to the holders of one share of the Common Stock.

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2003 AND 2002


5.   Shareholders' equity: (continued)

     Series C Preferred Stock: (continued)

     In fiscal 2003, 103,330 shares of Series C preferred stock was issued for $310,000.

     In January 2002, 60,000 shares of Series C Preferred Stock was issued on the conversion of $450,000 of notes payable.

     Common stock:

     In fiscal 2003, OCG issued 2,100,000 shares of common stock upon exercise of warrants for $210,000.

     In fiscal 2002 OCG issued $3,600,000 shares of common stock upon exercise of warrants for $295,000.

     In fiscal 2002, OCG issued 150,000 shares of common stock for services rendered valued at $15,000.

     In fiscal 2002, OCG issued 200,001 share of common stock upon conversion of 66,667 preferred shares Series E.

     Warrants:

     Warrants issued for services generally vest immediately. Warrant activity for the years ended June 30, 2003 and 2002 is summarized as follows:

                                                          2003          2002
                                                       ----------    ----------

         Outstanding at beginning of year              10,410,056     6,026,056
         Warrants granted                                      --     8,846,000
         Warrants exercised                            (2,100,000)   (3,600,000)
         Warrants canceled                             (2,427,000)     (862,000)
                                                       ----------    ----------

         Outstanding at end of year                     5,883,056    10,410,056
                                                       ==========    ==========


     OCG issued warrants for the following:

                                                                      Exercise
                                                        Warrants       Price
                                                       ----------    ----------

         2003
            Non-compensatory:
               Attached to sale of stock                       --            --

         2002
            Non-compensatory:
               Attached to sale of stock                8,846,000           .10

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2003 AND 2002


5.   Shareholders' equity:  (continued)

     Warrants:  (continued)

     At June 30, 2003, 5,883,056 shares of OCG common stock were reserved for future issuance with respect to the following warrants:

         Expiration                   Exercise Price               Common Shares
         ----------                   --------------               -------------

         July 2003                          .25                          5,000
         July 2003                          .15                         50,000
         August 2003                        .25                          5,000
         September 2003                     .25                         12,000
         September 2003                     .25                          5,000
         September 2003                     .10                        200,000
         October 2003                       .15                          5,000
         November 2003                      .22                          5,000
         December 2003                      .19                          5,000
         January 2004                       .25                        493,056
         January 2004                       .22                          5,000
         February 2004                      .19                          5,000
         February 2004                      .10                        100,000
         March 2004                         .12                          5,000
         April 2004                         .12                          5,000
         May 2004                           .12                          5,000
         June 2004                          .12                          5,000
         June 2004                          .15                         12,000
         November 2004                      .25                      2,180,000
         December 2004                      .15                      2,776,000
                                                                    ----------

                                                                     5,883,056
                                                                    ==========


     The Company is in the process of increasing the number of authorized shares in order to have enough reserves of common stock for all outstanding warrant conversions.

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2003 AND 2002


6.   Commitments and contingencies:

     The Company is obligated under two leases for their office space.

     The first lease expired June 30, 2003 at an annual rent of $21,473. The lease was orally extended for one year. The second lease expires May 31, 2004 at an annual rental of $42,665.

     The minimum lease payments under the above lease are as follows:

                  Year Ended
                    June 30,                        Amount
                  ----------                      ----------

                     2004                         $   64,138
                                                  ==========

7.   Income taxes:

     At June 30, 2003, OCG had net operating loss carryforwards of approximately $14,500,000 which will expire at various dates from 2003 through 2022 subject to certain limitations. The deferred tax asset arising from net operating loss carry forwards are offset by a 100% valuation allowance due to the uncertainty as to their realization.

     OCG has entered into numerous equity transactions which may significantly limit the utilization of these net operating losses, pursuant to Internal Revenue Code Section 382. OCG has not performed a study to determine the effects of Section 382, and accordingly is unable to determine the annual limitations which may be imposed pursuant to Section 382.

8.   Related party transactions:

     Certain of OCG's officers served without cash compensation for the years ended June 30, 2003 and 2002.

9.   Subsequent event:

     As of October 10, 2003, OCG has agreed to accept 3,709,230 unregistered common shares (subject to SEC rule 144) in full payment of notes receivable plus accrued interest (Note 3) totaling $370,923 at October 10, 2003. At October 10, 2003, the market value of these shares was 19(cent) per share.