Form 10QSB/A
period 2003-09-30
OCG TECHNOLOGY INC
filed 2003-11-14
CIK 73779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003
                                               ------------------

    [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to___________

                          Commission file number 0-5186
                                                -------


                              OCG TECHNOLOGY, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           DELAWARE                                        13-2643655
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                56 Harrison Street, New Rochelle, New York 10801
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (914) 576- 8457
                          -----------------------------
                           (Issuer's telephone number)



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

           Class                         Shares Outstanding at November 6, 2003
-----------------------------           ----------------------------------------
Common Stock ($.01 par value)                         41,273,613 Shares

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES


                                      INDEX

PART 1. FINANCIAL INFORMATION                                        PAGE NUMBER
-----------------------------                                        -----------

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets
         September 30, 2003 and June 30, 2003                             1

         Consolidated Condensed Statements of Operations for the
         Three  Months Ended September 30, 2003 and 2002                  2

         Consolidated Condensed Statements of Cash Flow for
         the Three Months Ended September 30, 2003 and 2002               3

         Notes to Consolidated Condensed Financial Statements             4

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    6

Item 3.  Controls and Procedures                                          13


PART II - OTHER INFORMATION
---------------------------

Item 2.   Changes In Securities                                           13

Item 6.   Exhibits and Reports on Form 8-K                                14

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                              September 30,          June 30,
                                                                                                       2003              2003
ASSETS                                                                                          (UNAUDITED)         (AUDITED)
Current Assets:
      Cash                                                                                     $     18,852      $     10,832
      Accounts receivable                                                                               343
      Inventory                                                                                      20,217            12,260
      Other current assets                                                                            3,897             5,043
      Note receivable                                                                               334,500           334,500
      Interest receivable                                                                            41,039            33,982
                                                                                               ------------      ------------
                    Total current assets                                                            418,848           396,617

Property and equipment, net of accumulated depreciation of
                ($636,036)    and     ($631,959)                                                     14,568            17,491
Capitalized software costs, net of accumulated amortization
                ($542,124)    and     ($526,719)                                                    308,777           285,725
Other assets                                                                                          4,972             4,972
                                                                                               ------------      ------------
                     Total assets                                                              $    747,165      $    704,805
                                                                                               ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable and accrued expenses                                                          50,920            70,656
      Note payable, shareholder - current maturity                                                    8,700             3,891
                                                                                               ------------      ------------
                     Total current liabilities                                                       59,620            74,547
Other liabilities:
      Notes Payable, shareholder - long term                                                        150,000           158,700
                                                                                               ------------      ------------
                    Total liabilities                                                               209,620           233,247
                                                                                               ------------      ------------

Shareholders' equity: (Note 4)
     Series C Preferred stock $.10 par value (200,000 authorized, 200,000 and 163,330
       issued & outstanding, respectively)                                                           20,000            16,333
     Series E Preferred stock $.10 par value (100,000 authorized;  33,333 issued & outstanding)       3,333             3,333
     Common stock $.01 par value (50,000,000 authorized; 41,273,613 issued)                         412,736           412,736
     Additional paid-in capital                                                                  26,111,759        25,999,426
     Accumulated deficit                                                                        (25,817,783)      (25,767,770)
     Stock subscriptions receivable                                                                (130,000)         (130,000)
                                                                                               ------------      ------------
                                                                                                    600,045           534,058

      Less: treasury stock, at cost (12,500 shares)                                                 (62,500)          (62,500)
                                                                                               ------------      ------------
                     Total shareholders' equity                                                     537,545           471,558
                                                                                               ------------      ------------

Total liabilities and shareholders' equity                                                     $    747,165      $    704,805
                                                                                               ============      ============

See accompanying notes to consolidated condensed financial statements

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   Three Months Ended September 30,
                                                                        2003              2002
                                                                    ------------      ------------

Revenues                                                            $     73,442      $     47,345
Less: Cost of sales                                                       33,928            24,955
                                                                    ------------      ------------
                       Gross margin                                       39,514            22,390
                                                                    ------------      ------------

Expenses:
          Marketing, general and administrative                           34,813            56,828
          Depreciation and amortization                                   19,482            39,036
          Product development costs                                       42,202            43,841
          Interest - net                                                  (6,970)           (6,609)
                                                                    ============      ============
Total expenses                                                            89,527           133,096
                                                                    ============      ============

Net loss                                                            $    (50,013)     $   (110,706)
                                                                    ============      ============

Weighted average number of shares outstanding during the period       41,273,613        39,890,493
                                                                    ============      ============

Loss per Common Share - basic and diluted                           $         (-)*    $         (-)*
                                                                    ============      ============

      *Amounts less than ($.005)

See accompanying notes to consolidated condensed financial statements

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      Three Months Ended September 30,
                                                                          2003               2002
                                                                      -------------      -------------
Cash flows from operating activities:
     Net loss                                                         $     (50,013)     $    (110,706)
                                                                      -------------      -------------
     Adjustments to reconcile net loss
                        to net cash used in operating activities:
          Depreciation and amortization                                      19,482             39,036
          Issuance of stock and warrants for services                         6,000              6,000
     Changes in assets and liabilities
          Increase in receivables                                            (7,400)            (8,179)
          Decrease in other current assets                                    1,146             26,896
          (Increase) decrease in inventory                                   (7,957)             1,368
          (Increase) decrease in accounts payable and
                    accrued expenses                                        (19,736)             3,874
                                                                      -------------      -------------

                    Total adjustments                                        (8,465)            68,995
                                                                      -------------      -------------

                    Net cash used in operating activities                   (58,478)           (41,711)
                                                                      -------------      -------------

Cash flows from investing activities:
     Increase in note receivable                                                  0             (9,500)*
     Capitalized software development costs                                 (38,457)           (43,673)
     Increase in property and equipment                                      (1,154)            (7,350)
                                                                      -------------      -------------
                    Net cash used in investing activities                   (39,611)           (60,523)
                                                                      -------------      -------------

Cash flows from financing activities:
     Increase (decrease) in notes payable                                    (3,891)            56,967*
     Proceeds from sale of common stock                                           0              9,500*
     Proceeds from sale of Series C Preferred Stock                         110,000                  0
                                                                      -------------      -------------
                    Net cash provided by financing                          106,109             66,467
                                                                      -------------      -------------

Net increase (decrease) in cash                                               8,020            (35,767)

Cash, beginning of period                                                    10,832             37,191
                                                                      -------------      -------------

Cash, end of period                                                   $      18,852      $       1,424
                                                                      =============      =============

      *Reclassified for comparative purposes

See accompanying notes to consolidated condensed financial statements

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1 - ORGANIZATION

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

2 - BASIS OF PRESENTATION

       The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's audited financial statements included in the Form 10KSB for the year ended June 30, 2003.

       The condensed consolidated financial statements include the accounts of the Company and all of its wholly owned and majority owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

3 - GOING CONCERN

       The Company has experienced recurring losses from operations and has relied on the sale of equity interests in the Company to fund its operations. If necessary, the Company intends to provide additional working capital through the sale of equity interests in the Company. Although, in the past the Company has been able to provide working capital through the sale of equity interests in the Company, there can be no assurances that the Company will succeed in its efforts, which creates a doubt about its ability to continue as a going concern.

         During the prior fiscal year, the Company's marketing efforts had been concentrated on its Web products. However, during the fiscal year ended June 30, 2002, the PrimeCare(TM) System was selected to be part of a major international health care information management program anticipated to be installed in a number of countries as their health care information system. The first of these country contracts was recently announced. A five year, three-phase contract was awarded to create a health care information infrastructure for a nation of 11 million people. During phase one of the contract, the current health care infrastructure of the country will be assessed to determine the final specifications for the new system. After approval of the final specifications by the country's Ministry of Health the second phase will commence. The second phase consists of the installation and operation of a comprehensive health care information system throughout the country. Upon commencement of phase two, PrimeCare(TM) Version 9 will be an integral part of the country's comprehensive health care information system. PrimeCare(TM) Version 9 will provide health care personnel and patients a simple, effective means of entering medical data for processing and analysis. Successful completion of these contracts should produce significant revenues for the Company and should materially increase the awareness of PrimeCare(TM) Version 9 in the health care industry. The actual value of this contract cannot be determined at this time. The Company does not anticipate any revenues from this contract until the fourth quarter of the current fiscal year

4 - PER SHARE DATA

       Basic income (loss) per share is computed by dividing the net income
(loss) by the weighted average number of shares of common stock outstanding during the periods. Diluted income per share is computed by dividing the net income by the weighted average number of shares of common stock and warrants outstanding during the period. Stock warrants have been excluded from the diluted loss per share and have not been presented because their effect would have been antidilutive.

5 - SHAREHOLDER'S EQUITY

       During the three months ended September 30, 2003, for services rendered in accordance with the terms of a consulting agreement, warrants were issued to purchase a total of 15,000 shares of the Company's common stock at the exercise price of $0.15 per share with exercise dates of said warrants expiring between September 1, 2005 and December 1, 2005. The Company reflected a total expense of $6,000 for the three month period ending September 30, 2003.

       During the three months ended September 30, 2003, an aggregate of 36,670 shares of the Company's Series C Preferred Stock, par value $0.10 per share, were sold for $110,000 or $3.00 per share.

6 - NOTE RECEIVABLE

       The Company has advanced funds totaling $334,500, plus accrued interest at 7% per annum, pursuant to a grid note, dated February 4, 2002 (the "Note"). In consideration for these advances, the Company received warrants to purchase common stock of the borrower, exercisable over a period of three years from the date of issuance, at a price of $0.25 per share. The Company received a security interest in accounts receivable of the borrower anticipated to be generated under certain sales contracts which provide for borrower to install and maintain the health care system for certain countries. The Company is also a subcontractor of the borrower. The borrower has recently announced that it has received the first of these contracts. On October 10, 2003, the Company agreed to accept 3,709,230 restricted (unregistered) shares of the borrower's common stock, par value $0.0001 per share, (the "Stock") in full payment of the Note and accrued interest. The market value on November 7, 2003, of the Stock received was $519,292. See "Management's Discussion and Analysis - Revenue Sources and Marketing Strategy."

7 - NOTES PAYABLE

       A demand note of $8,700 is payable to a shareholder.

       A note payable to a shareholder of $50,000 is unsecured, bears interest at 4% per annum and is convertible into 5,000 shares of Series C Preferred Stock at the rate of $10 per share. The date for payment of the note has been extended until June 15, 2005.

       A note payable to a shareholder in the amount of $100,000 is unsecured, bears interest in the form of warrants to purchase 100,000 shares, on or before February 4, 2004, of the Company's common stock at the purchase price of $0.10 per share. The date for payment of the note has been extended until February 4, 2005.

8 - NEW ACCOUNTING PRONOUNCEMENTS

       In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are applicable no later than the end of the first interim or annual period ending after December 15, 2003. The Company has had no transactions with any variable interest entities.

       In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the Consolidated Balance Sheet. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 generally is effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company has evaluated SFAS No. 150 and determined that it does not have an impact on the Company's financial reporting and disclosures.

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

Critical Accounting Policies and Estimates
------------------------------------------
Our discussion and analysis of our financial condition and results of operations following are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles of the United States of America. The preparation of these financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe that the estimates, assumptions and judgements involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances which would result in materially different amounts being reported.

Capitalized Software Costs
--------------------------
Capitalized software costs are amortized over the estimated useful life. Changes in circumstances, such as technological advances or shortfalls in marketing estimates, can result in differences between the actual and estimated useful life. In that case, we re- estimate the value and useful life of this long-lived asset and make the necessary adjustments to reflect the asset at its proper estimated value and amortize it over the remaining estimated useful life.

Revenue Recognition
-------------------
The Company has four sources of income: (1) sale of inventoried merchandise on our Web sites; (2) commissions received from vendors who link to our Web sites;
(3) advertising fees; and (4) software license fees.

Sale of inventoried merchandise.
--------------------------------
This revenue stream is reported on a "gross" basis in compliance with EITF 99-19, because we purchase the merchandise from the source we select; are at risk for the purchaser's credit; and we ship the merchandise. We report the gross sales price as revenue and expense the cost of the merchandise and the shipping costs as "cost of sales". The Company is almost always paid by credit card at the time of purchase and occasionally by check. Sales are booked when the merchandise is shipped. The merchandise is not shipped until the credit is approved.

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

All licenses are evidenced by a written contract. License fees are either annual fees, generally payable quarterly in advance, or are based on uses, which are purchased before use. The license fee includes updates to the software, but only during the term of the license. The software contains considerable medical information and the Company keeps this medical content reasonably current. The Company does not sell the software or any updates separately and therefore, has not established VSOE. The Company recognizes income ratably over the license term.

Prepaid annual license fees will be accounted for as "Prepaid income" and will be treated as sales when earned. Purchased uses are not refundable and are accounted for as sales at the time of sale.

Results of Operations
---------------------
Total revenues increased to $73,442 for the three months ended September 30, 2003 from $47,345 for 2002 as the result of an increase in the sale merchandise due an increase of visitors to our Web sites and the Company securing advertising contracts. Cost of sales increased from $24,955 for the three months ended September 30, 2002 to $33,928 for the three months ended September 30, 2003. The Company's revenues for the three months ended September 30, 2003, consisted of: $53,925 from the sale of merchandise (an increase of $11,875 for the same period in 2002); $2,237 from commissions (a decrease of $3,058 for the same period in 2002); and $17,280 from advertising fees (all of which was an increase over the same period in 2002).

Marketing, general and administrative expenses decreased $22,015 for the three months ended September 30, 2003, as compared to the same period for 2002, primarily from the decrease of approximately: $20,000 in sales and marketing expenses.

Amortization of capitalized software costs decreased approximately $16,000 for the three months ended September 30, 2003, as a result of the writeoff of $187,819 of these costs during the year ended June 30, 2003 in compliance with the Company's policy relating to re-estimating the value and useful life of this long-lived asset (see "Critical Accounting Policies and Estimates - Capitalized Software Costs" above). In both periods, the item was included in Depreciation and amortization rather than Cost of sales because they relate to PrimeCare Version 9 which did not generate income.

Liquidity and Capital Resources
-------------------------------
At September 30, 2003, the Company had a current ratio of 7.03 to 1 compared to
5.23 to 1 as of September 30, 2002. The increase in current ratio is due primarily to the increase in cash, inventory and interest receivable. The net loss from operations for the three months ended September 30, 2003, was $50,013 compared to $110,706 for the same quarter of 2002. The reduction in the net loss from operations was due to an increase of approximately $17,000 in net revenues and a decrease of approximately $22,000 in marketing, general and administrative expenses and approximately $20,000 in depreciation and amortization for the three months ended September 30, 2003, as compared to the same quarter of 2002. Approximately $26,000 or 53% of the net loss from operations for the three months ended September 30, 2003, were non-cash charges consisting of Depreciation and Amortization in the amount of $19,482; Consulting Services in the amount of $6,000 paid through the issuance of 15,000 warrants; and decreases in Prepaid Expenses in the amount of $1,146. The Company has experienced recurring losses from operations and has been unable to provide sufficient working capital from operations and has relied significantly on the sale of equity interests in the Company, and the exercise of warrants and loans from shareholders to fund its operations.

Cash on hand, inventory, receivables, and notes receivable were $414,951 at September 30, 2003. During the quarter ended September 30, 2003, The Company raised $110,000 through the sale of Series C Preferred stock. In addition, as of September 30, 2003, the Company has $130,000 of demand notes receivable related to the purchase of the Company's common stock through the exercise of warrants. Since September 30, 2003, the Company has received 3,709,230 restricted (unregistered) shares of the borrower's common stock, par value $0.0001 per share, (the "Stock") in full payment of the Note and accrued interest. Although, in the past, the Company's principal means of overcoming its cash shortfalls from operations was from the sale of the Company's stock, loans and the exercise of warrants, there can be no assurances that the Company will succeed in its efforts in the future.

The Company believes that it could obtain sufficient working capital from operations through marketing PrimeCare(TM) Version 9 and its Internet products.

Currently, the Company has no lines of credit and has no material commitments for captial expenditures outstanding.

Note Receivable
---------------
The Company has advanced funds totaling $334,500, plus accrued interest at 7% per annum, pursuant to a grid note, dated February 4, 2002 (the "Note"). In consideration for these advances, the Company received warrants to purchase common stock of the borrower, exercisable over a period of three years from the date of issuance, at a price of $0.25 per share. The Company received a security interest in accounts receivable of the borrower anticipated to be generated under certain sales contracts which provide for borrower to install and maintain the health care system for certain countries. The Company is also a subcontractor of the borrower. The borrower has recently announced that it has received the first of these contracts. See "Revenue Sources and Marketing Strategy". On October 10, 2003, the Company agreed to accept 3,709,230 restricted (unregistered) shares of the borrower's common stock, par value $0.0001 per share, (the "Stock") in full payment of the Note and accrued interest. The market value on November 7, 2003, of the Stock received was $519,292.

Competition:
------------
The Company has not identified any competitive patient management system which embodies all the features of the PrimeCare(TM) System, in particular the complaint specific, interactive Questionnaires completed by the patient and the report generated by the patient's responses. The Company believes that it has the only in-office patient management system and Web sites that enable physicians to obtain the patient's detailed History of Present Illness by having the patient answer problem-specific HPI Questionnaires on a PC in the office or via the Internet. However, other companies market systems which may have some of the features of the PrimeCare(TM) System and some companies market medical office products which perform different functions than those performed by the PrimeCare(TM) System. To date, market penetration by both The Company and its competitors has been limited.

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

       PrimeCareOnTheWeb.com (the "PCW Site"):
       ---------------------
The PCW Site is a unique physician and patient interactive Site that: (i) uses PrimeCare's unique Questionnaires for diagnostic and follow-up office visits, physician reference articles, patient education material, CodeComplier(TM) for real time calculation of E&M code and the scheduler portion of PrimeCare(TM);
(ii) enables physicians to obtain their patient's detailed HPI by having the patient answer Questionnaires via the Internet without requiring physician time;
(iii) saves the physician and staff the time required to obtain the HPI, thus allowing them to give more attention to each patient and/or see more patients;
(iv) produces an extremely comprehensive HPI that includes all of the "yes" answers, pertinent negatives and a list of the diagnostic possibilities with the answers repeated that support each diagnostic consideration; (v) is HIPAA compliant; (vi) protects all Internet communication and the confidentiality rights of every user through a unique user ID and password per Questionnaire to be answered and secure digital certificates from VeriSign(TM), (vii) encrypts all data for storage; (viii) enables creating a significant data base for outcomes research; and (ix) automatically provides registered physicians individual Web sites on YourOwnDoctor(TM).com.

       YourOwnDoctor.com (the "YOD Site"):
       -----------------
The YOD Site is a web community created, owned, operated and maintained by the Company that: (i) provides free individual Web sites for physicians, physician groups, and other health care providers that register for PrimeCareOnTheWeb(TM);
(ii) enables physicians to promote their services through displaying credentials, including photos of each physician and staff in the office, listing specialities, office hours, directions, maps, phone numbers, e-mail addresses, and accepted insurance plans; (iii) provides useful links to other medical sites; (iv) provides a direct link from physician site to PCW that enables patient to access appropriate Questionnaire and complete; (v) provides direct link to YourOwnHealth.com(TM) for use by patients.

       YourOwnHealth.com (the "YOH Site"):
       -----------------
The YOH Site is a unique, free online health and wellness site designed to empower health care consumers to be better prepared for their next visit to the doctor. The YOH Site offers: (1) the "Medical Interview" that: (i) enables visitors to securely and anonymously select and complete from approximately 110 of the 280 Questionnaires contained in PrimeCare(TM) Version 9 and PCPMS; (ii) generates and makes available to the visitor a detailed HPI report based upon their responses; (iii) permits the visitor to answer the Questionnaires in either English or Spanish; (iv) encrypts all medical data and uses digital certificates from VeriSign(TM) for Internet communication; (v) provides banner links to the YOD Site and www.DeniseAustin.com. (2) "YourOwnHealth(TM) Notebook": (i) is a secure depository for storage of personal and family medical data for Registered Members; (ii) can be accessed only through the use of registered IDs and Passwords; (iii) encrypts all medical data and uses digital certificates from VeriSign(TM) for Internet communication; (iv) provides a convenient way to keep track of personal health issues such as allergies, immunizations, medications and others that can be kept and edited on designated lists; (v) allows the Member to save their completed HPI Questionnaire reports and to add personal notes and reminders to the record. (3) "YourOwnHealth(TM) Reference" provides extensive health care consumer education material relating to diseases, disease management, medical procedures and prescription and common over the counter medications, including drug interaction.

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

Revenue Sources and Marketing Strategy:
--------------------------------------
During the prior fiscal year, the Company's marketing efforts had been concentrated on its Web products. However, during the fiscal year ended June 30, 2002, the PrimeCare(TM) System was selected to be part of a major international health care information management program anticipated to be installed in a number of countries as their health care system. See "Notes Receivable" above. The first of these country contracts was recently announced. A five year, three-phase contract was awarded to create a health care information infrastructure for a nation of 11 million people. During phase one of the contract, the current health care infrastructure of the country will be assessed to determine the final specifications for the new system. After approval of the final specifications by the country's Ministry of Health the second phase will commence. The second phase consists of the installation and operation of a comprehensive health care information system throughout the country. Upon commencement of phase two, PrimeCare(TM) Version 9 will be an integral part of the country's comprehensive health care information system. PrimeCare(TM) Version 9 will provide health care personnel and patients a simple, effective means of entering medical data into this health care information management system for processing and analysis. Successful completion of these contracts should produce significant revenues for the Company and should materially increase the awareness of PrimeCare(TM) Version 9 in the health care industry. The actual value of this contract cannot be determined at this time. The Company does not anticipate any revenues from this contract until the fourth quarter of the current fiscal year.

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

Advertising Fees:
-----------------
Advertising revenues are dependant upon the number of visitors that use the Company's Web sites. The Company believes that the use of PrimeCare(TM) Version 9 by licensees will increase awareness and use of the Company's Web sites and thus result in increased advertising fees.

Outcomes Research.
-----------------
Potentially, the Company could receive fees for conducting outcomes research for pharmaceutical companies and teaching hospitals. The Company anonymizes, encrypts and stores both the completed diagnostic and follow-up Questionnaires. This ever- growing medical database can be analyzed in various ways to determine the effectiveness of treatment plans, medications, etc.

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

Item 3.  Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including the President/Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the President/CFO have concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission rules and forms. The Company periodically reviews the design and effectiveness of our internal controls over financial reporting, including compliance with various laws and regulations that apply to the Company's operations. The Company makes modifications to improve the design and effectiveness of its internal control structure, and may take other corrective action, if the Company's reviews identify deficiencies or weaknesses in its controls. No changes occurred during the quarter ended September 30, 2003 in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 2.  Changes In Securities

During the three months ended September 30, 2003, the Company issued 36,670 shares of its Series C Preferred Stock to a shareholder, for an aggregate purchase price of $110,000, in an unregistered private placement.

In consummating the above described private placements, the Company relied upon the exemptions from registration provided by Sections 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 promulgated thereunder based upon: representations from the investor that he, she or it, (a) met one of the categories of accredited investor set forth in Rule 501, (b) was acquiring the securities for his, her or its own account and not with a view towards further distribution and (c) had such sufficient knowledge and experience in financial and business matters to be capable of evaluating the merits and risks connected with the applicable investment, and the fact that (a) no general solicitation of the securities was made by the Company, (b) the securities issued were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act, (c) the Company placed appropriate restrictive legends on the certificates representing the securities regarding the restricted nature of these securities and (d) prior to the completion of each transaction, each investor was informed in writing of the restricted nature of the securities, provided with all information regarding the Company as required under Rule 502 of Regulation D and was given the opportunity to ask questions of and receive additional information from the Company regarding its financial condition and operations.

Item 6.    Exhibits and Reports on Form 8-K

            (a)   31.1      Certification pursuant to Rule 13a-14 AND 15d-14 of
                            the Securities Exchange act of 1934, as adopted
                            pursuant to Section 302 of the Sarbanes-Oxley act of
                            2002

                  32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002

            (b)   Reports on Form 8-K
                  No Report on Form 8-K, was filed during the quarter ended September 30, 2003. However, a Form 8-K was filed on October 20, 2003 and a Form 8-K was filed on November 12, 2003.

                                   SIGNATURES


Pursuant to the requirements of Sections 13 or 15(d) the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.



                                        OCG TECHNOLOGY, INC.


                                        BY  /s/ Edward C. Levine
                                           -----------------------------------
                                           EDWARD C. LEVINE,
                                           PRESIDENT
                                           (CHIEF FINANCIAL OFFICER)


DATED: November 14, 2003