Form 10QSB
period 2003-12-31
OCG TECHNOLOGY INC
filed 2004-02-17
CIK 73779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003
                                               -----------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to __________

                          Commission file number 0-5186
                                                 ------


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

Indicate by check mark whether the registrant is an accelerated filer(as defined in Exchange Act Rule 12b-2) Yes [ ] No [X]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Class                         Shares Outstanding at February 5, 2004
-----------------------------             --------------------------------------
Common Stock ($.01 par value)                       42,740,281 Shares

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES


                                      INDEX

PART 1.  FINANCIAL INFORMATION                                       PAGE NUMBER
------------------------------                                       -----------

Item  1. Financial Statements

         Consolidated Condensed Balance Sheets as of
         December 31, 2003 and June 30, 2003                                   1

         Consolidated Condensed Statements of Operations for the
         Three and Six Months Ended December 31, 2003 and 2002                 2

         Consolidated Condensed Statements of Cash Flow for
         the Six Months Ended December 31, 2003 and 2002                       3

         Notes to Consolidated Condensed Financial Statements                  4

Item  2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations                         6

Item  3. Controls and Procedures                                              13


PART II - OTHER INFORMATION
---------------------------

Item 2.  Changes In Securities                                                13

Item 6.  Exhibits and Reports on Form 8-K                                     14

Signatures                                                                    15

         All items that are not applicable or to which the answer is negative have been omitted from this report.

                                        OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                                        CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                              December 31, 2003        June 30, 2003
                                                                              -----------------    -----------------
                                                                                    (UNAUDITED)            (AUDITED)
ASSETS
Current Assets:
   Cash                                                                       $         106,436    $          10,832
   Accounts receivable                                                                    9,974                   --
   Inventory                                                                             13,746               12,260
   Note receivable                                                                           --              334,500
   Interest receivable                                                                    5,138               33,982
   Marketable securities                                                                146,954                   --
   Other current assets                                                                   2,751                5,043
                                                                              -----------------    -----------------
            Total current assets                                                        284,999              396,617

Property and equipment, net of accumulated depreciation of
            ($639,198)   and   ($631,959)                                                15,909               17,491
Capitalized software costs, net of accumulated amortization
            ($559,451)   and   ($526,719)                                               342,837              285,725
Other assets                                                                              4,972                4,972
                                                                              -----------------    -----------------
            Total assets                                                      $         648,717    $         704,805
                                                                              =================    =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                                 54,711               70,656
   Note payable - bank                                                                    6,041                3,891
   Note payable, shareholder - current maturity                                           8,700                   --
                                                                              -----------------    -----------------
            Total current liabilities                                                    69,452               74,547
Other liabilities:
   Notes Payable, shareholder - long term                                               150,000              158,700
                                                                              -----------------    -----------------
            Total liabilities                                                           219,452              233,247
                                                                              -----------------    -----------------

Shareholders' equity:
   Series C Preferred stock $.10 par value (200,000 authorized, 200,000 and
            163,330 issued & outstanding, respectively)                                  20,000               16,333
   Series E Preferred stock $.10 par value (100,000 authorized; 33,333
            issued & outstanding)                                                         3,333                3,333
   Common stock $.01 par value (50,000,000 authorized; 42,740,281 and
            41,273,613 issued, respectively)                                            427,403              412,736
   Additional paid_in capital                                                        26,141,092           25,999,426
   Accumulated deficit                                                              (25,870,717)         (25,767,770)
   Stock subscriptions receivable                                                      (130,000)            (130,000)
   Unrealized loss on marketable securities                                             (99,346)                  --
                                                                              -----------------    -----------------
                                                                                        491,765              534,058

   Less: treasury stock, at cost (12,500 shares)                                        (62,500)             (62,500)
                                                                              -----------------    -----------------
            Total shareholders' equity                                                  429,265              471,558
                                                                              -----------------    -----------------

Total liabilities and shareholders' equity                                    $         648,717    $         704,805
                                                                              =================    =================


      See accompanying notes to consolidated condensed financial statements

                                             OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                                        CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                          (UNAUDITED)


                                                                 Three Months Ended December 31,  Six Months Ended December 31,

                                                                      2003            2002            2003            2002
                                                                  ------------    ------------    ------------    ------------

Revenues                                                          $     66,145    $     49,578    $    139,587    $     96,923
Less: Cost of sales                                                     27,389          23,799          61,317          48,754
                                                                  ------------    ------------    ------------    ------------
            Gross margin                                                38,756          25,779          78,270          48,169
                                                                  ------------    ------------    ------------    ------------

Expenses:
   Marketing, general and administrative                                32,652          36,528          67,465          93,356
   Depreciation and amortization                                        20,489          40,887          39,971          79,924
   Product development costs                                            47,148          44,273          89,350          88,114
                                                                  ------------    ------------    ------------    ------------

Total expenses                                                         100,289         121,688         196,786         261,394
                                                                  ------------    ------------    ------------    ------------

Net loss from operations                                               (61,533)        (93,909)       (118,516)       (213,225)
Gain from sale of securities                                             6,761              --           6,761              --
Interest _ net                                                           1,838           5,917           8,808          12,526
                                                                  ------------    ------------    ------------    ------------

Net loss                                                          ($    52,934)   ($    89,992)   ($   102,947)   ($   200,699)
                                                                  ============    ============    ============    ============

Weighted average number of shares outstanding during the period     41,760,590      40,165,590      41,760,590      40,165,066
                                                                  ============    ============    ============    ============

Loss per Common Share - basic and diluted                                $(-)*           $(-)*           $(-)*           $(-)*
                                                                  ============    ============    ============    ============

   *Amounts less than ($.005)


      See accompanying notes to consolidated condensed financial statements

                                  OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)


                                                                            Six Months Ended December 31,
                                                                                2003            2002
                                                                            ------------    ------------
Cash flows from operating activities:
   Net loss                                                                 ($   102,947)   ($   200,699)
                                                                            ------------    ------------
   Adjustments to reconcile net loss
         to net cash used in operating activities:
      Depreciation and amortization                                               39,971          79,924
      Issuance of stock and warrants for services                                  6,000          12,000
      Gain on sale of securities                                                  (6,761)             --

   Changes in assets and liabilities
      Receivables                                                                (18,930)        (16,520)
      Other current assets                                                         2,292          32,793
      Inventory                                                                   (1,486)          2,883
      Accounts payable and accrued expenses                                      (15,945)         (3,858)
                                                                            ------------    ------------
            Total adjustments                                                      5,141         107,222
                                                                            ------------    ------------
            Net cash used in operating activities                                (97,806)        (93,477)
                                                                            ------------    ------------

Cash flows from investing activities:
   Proceeds from sale of marketable securities                                   132,761              --
   Decrease in note receivable                                                        --          (9,500)*
   Capitalized software development costs                                        (89,844)        (93,364)
   Increase in property and equipment                                             (5,657)         (9,942)
                                                                            ------------    ------------
            Net cash provided by investing activities                            (37,260)       (112,806)
                                                                            ------------    ------------

Cash flows from financing activities:
   Increase in note payable, bank                                                  2,150          14,343
   Increase (decrease) in notes payable                                               --         137,200
   Proceeds from sale of common stock                                             44,000         210,000
   Increase in subscriptions receivable                                               --        (186,500)
   Proceeds from sale of Series C Preferred Stock                                110,000              --
                                                                            ------------    ------------
            Net cash provided by financing                                       156,150         175,043
                                                                            ------------    ------------

Net increase (decrease) in cash                                                   95,604         (31,240)

Cash, beginning of period                                                         10,832          37,191
                                                                            ------------    ------------

Cash, end of period                                                         $    106,436    $      5,951
                                                                            ============    ============

Non-cash investing and financing activities: exchange of notes receivable
   and related accrued interest for marketable securities                                   $    372,300

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

         The Company entered into an Internet service agreement with a medical center for the use of its medical Web sites. Through use of these Web sites, OCG expects to receive 70% of all advertising revenues through a revenue sharing agreement with Hackensack University Medical Center.

2 - BASIS OF PRESENTATION

         In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (U.S.
GAAP). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue and expenses. Actual results and outcomes may differ significantly from management's estimates and assumptions.

         Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-QSB should be read in conjunction with the audited financial statements and notes included in the Form 10-KSB for the year ended June 30, 2003.

3 - GOING CONCERN

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed below, the Company has suffered recurring losses from operations and negative cash flows that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described below. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

         During the prior fiscal year, the Company's marketing efforts had been concentrated on its Web products. However, during the fiscal year ended June 30, 2002, the PrimeCareTM System was selected to be part of a major international health care information management program anticipated to be installed in a number of countries as their health care information system. The first of these country contracts was recently announced. A five year, three-phase contract was awarded to create a health care information infrastructure for a nation of 11 million people. During phase one of the contract, the current health care infrastructure of the country will be assessed to determine the final specifications for the new system. After approval of the final specifications by the country's Ministry of Health the second phase will commence. The second phase consists of the installation and operation of a comprehensive health care information system throughout the country. Upon commencement of phase two, PrimeCare(TM) Version 9 will be an integral part of the country's comprehensive health care information system. PrimeCare(TM) Version 9 will provide health care personnel and patients a simple, effective means of entering medical data for processing and analysis. Successful completion of these contracts will produce significant revenues for the Company and will materially increase the awareness of PrimeCare(TM) Version 9 in the health care industry. The Company does not anticipate any revenues from this contract until the fourth quarter of the current fiscal year. However, there is no certainty of the country participating, nor any certainty of revenues.

4 - PER SHARE DATA

         Basic income (loss) per share is computed by dividing the net income
(loss) by the weighted average number of shares of common stock outstanding during the periods. Diluted income per share is computed by dividing the net income by the weighted average number of shares of common stock outstanding during the period. Stock warrants and Series C Convertible Preferred Stock have been excluded from the diluted loss per share and have not been presented because their effect would have been antidilutive.

5 - SHAREHOLDER'S EQUITY

         During the three months ended December 31, 2003, an aggregate of 1,466,667 shares of the Company's Common Stock, par value $0.01 per share (the "Shares"), were sold for $44,000 or $0.03 per share. The Shares sold were not registered and bear a restrictive legend. The closing market price on the day the sale was authorized was $0.03.

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

6 - MARKETABLE SECURITIES

         The Company had advanced funds totaling $334,500, plus accrued interest at 7% per annum, pursuant to a grid note, dated February 4, 2002 (the "Note"). In consideration for these advances, the Company received warrants to purchase common stock of the borrower, exercisable over a period of three years from the date of issuance, at a price of $0.25 per share. The Company received a security interest in accounts receivable of the borrower anticipated to be generated under certain sales contracts which provide for borrower to install and maintain the health care system for certain countries. The Company is also a subcontractor of the borrower. The borrower has recently announced that it has received the first of these contracts.

         On October 10, 2003, the Company agreed to accept 3,709,230 restricted (unregistered) shares of the borrower's common stock, par value $0.0001 per share, (the "Stock") in full payment of the Note and accrued interest. These equity securities, are classified as available-for-sale securities and are carried at quoted market value. Unrealized gains and losses are reported as a separate component of shareholders' equity, net of applicable income taxes. Realized gains and losses and declines in value deemed to be other than temporary on available-for-sale securities are included in other income. During the three months ended December 31, 2003, the Company sold 1,260,000 shares of the Stock for a net sales price of $132,761 and realized a gain of $6,761 on the sale. The Company valued the remaining Stock to reflect its market value as of December 31, 2003. The price per share of Stock on that date was $0.06.

7 - NOTES PAYABLE

         A note of $8,700 is payable to a shareholder.

         A note payable to a shareholder of $50,000 is unsecured, bears interest at 4% per annum and is convertible into 5,000 shares of Series C Preferred Stock at the rate of $10 per share. The date for payment of the note has been extended until June 15, 2005.

         A note payable to a shareholder in the amount of $100,000 is unsecured, bears interest in the form of warrants to purchase 100,000 shares, on or before February 4, 2004, of the Company's common stock at the purchase price of $0.10 per share. The warrants expired and were not exercised. The date for payment of the note has been extended until February 4, 2005.

         The Company has a revolving line of credit with RBC Centura Bank which provides for a maximum principal borrowing of $20,000. Interest is payable monthly on the average daily loan balance at the variable interest rate equal to the Wall Street Journal Prime Rate plus 3% as determined on the 25th day of the month preceding the month in which the interest is charged. The credit line provides for a minimum monthly repayment equal to at least 3% of the then outstanding loan balance.

8 - COMPREHENSIVE LOSS

         The components of comprehensive loss were as follows:

                                                   Six Months Ended December 31,
                                                       2003            2002
                                                   ------------    ------------

Net loss                                           $   (102,947)   $   (200,699)
Unrealized loss on investments                          (99,346)   $         (0)
                                                   ------------    ------------
                                                   $   (202,293)   $   (200,699)
                                                   ============    ============


9 - NEW ACCOUNTING PRONOUNCEMENTS

         In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 were originally applicable no later than July 1, 2003. The Company has not created any variable interest entities after January 31, 2003. In December 2003 the FASB deliberated certain proposed modifications and revised FIN 46 ("FIN 46 (R)"). The revised provisions are applicable no later than the first reporting period ending after March 15, 2004. The adoption of FIN 46 and FIN 46 (R) is not anticipated to have a material impact on the Company's financial reporting and disclosures.

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

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           A SUMMARY OF INCREASES (DECREASES) IN THE ITEMS INCLUDED IN
               THE CONSOLIDATED STATEMENTS OF LOSS IS SHOWN BELOW:

General
-------
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere herein. The following discussion contains certain forward_looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward_looking statements be subject to the safe harbors created thereby. These forward_looking statements include predictions, estimates and other statements that involve a number of risks and uncertainties. While this outlook represents the Company's current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein.

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

Capitalized Software Costs
--------------------------
Capitalized software costs are amortized over the estimated useful life. Changes in circumstances, such as technological advances or shortfalls in marketing estimates, can result in differences between the actual and estimated useful life. Periodically, and when conditions dictate, we reevaluate the recoverability of the carrying value and useful life of this long-lived asset and make the necessary adjustments to reflect the asset at its proper estimated value and amortize it over the remaining estimated useful life.

The Company had a writeoff of $187,819 of capitalized software costs during the year ended June 30, 2003 in compliance with the Company's policy relating to reevaluating the value and useful life of this long-lived asset.

Revenue Recognition
-------------------
The Company has four sources of income: (1) sale of inventoried merchandise on our Web sites; (2) commissions received from vendors who link to our Web sites;
(3) advertising fees; and (4) software license fees.

Sale of inventoried merchandise.
-------------------------------
This revenue stream is reported on a "gross" basis in compliance with EITF 99-19, because the Company purchases the merchandise from the source it selects; is at risk for the purchaser's credit; and the Company ships the merchandise. The Company reports the gross sales price as revenue and expense the cost of the merchandise and the shipping costs as "cost of sales". The Company is almost always paid by credit card at the time of purchase and occasionally by check. Sales are booked when the merchandise is shipped. The merchandise is not shipped until the credit is approved.

Commissions received from vendors
---------------------------------
The Company acts as a commissioned broker by displaying a vendors products on the Company's Web sites. When a consumer indicates a desire to purchase an item, the order is collected through the Web site and processed by the third party seller. The Company receives a commission on such sale after it is consummated. When the Company is paid, it reports the "commissions" on a "net" basis in compliance with EITF 99-19. The Company reports commissions this way because:
(a) it does not have any direct costs; (b) it does not purchase the product sold; and (c) it does not have any credit risk on the sale, and it does not handle or ship the product when sold. The Company notifies the seller of an interested buyer and it receives a commission check from the seller upon the consummation of a sale.. At that time the Company reports the revenue on a "net" basis.

Advertising fees
----------------
The Company receives fees for placing advertisements on its Web sites. At the end of the month the Company sends an invoice to the advertiser and enters it on its books as income from advertising fees.

Software license fees
---------------------
The Company accounts for software license fees in accordance with SOP 97-2. Revenues are recognized when all of the following criteria are met: (a) persuasive evidence of an arrangement exists; (b) delivery has occurred; (c) the vendors fee is fixed or determinable; and (d) collectiblity is probable.

All licenses are evidenced by a written contract. License fees are either annual fees, generally payable quarterly in advance, or are based on uses, which are purchased before use. The license fee includes updates to the software, but only during the term of the license. The software contains considerable medical information and the Company keeps this medical content reasonably current. The Company does not sell the software or any updates separately and therefore, has not established VSOE. The Company will recognize income ratably over the license term.

Results of Operations
---------------------
Total revenues increased $16,567 and $42,664 for the three and six months ended December 31, 2003, as compared to the same period for 2002, as the result of an increase in the sale of merchandise due an increase of visitors to our Web sites and the Company securing advertising contracts. Cost of sales increased $3,950 and $12,563 for the three and six months ended December 31, 2003 as compared to the same period for 2002. The Company's revenues for the six months ended December 31, 2003, consisted of: $96,449 from the sale of merchandise (an increase of $14,955 for the same period in 2002); $13,382 from commissions (an increase of $944 for the same period in 2002); and $29,756 from advertising fees (an increase of $26,756 over the same period in 2002).

Marketing, general and administrative expenses decreased $3,876 and $25,891 for the three and six months ended December 31, 2003, as compared to the same period for 2002, primarily from the decrease of approximately: $25,000 in sales and marketing expenses.

Liquidity and Capital Resources
-------------------------------
At December 31, 2003, the Company had a current ratio of 4.15 to 1 compared to
5.32 to 1 as of December 31, 2002. The decrease in current ratio is due primarily to the decrease in inventory, interest receivable and notes receivable. The net loss from operations for the six months ended December 31, 2003, was $102,947 compared to $200,699 for the prior year. The reduction in the net loss from operations was due to an increase of approximately $30,000 in net revenues and a decrease of approximately $26,000 in marketing, general and administrative expenses and approximately $40,000 in depreciation and amortization for the six months ended December 31, 2003, as compared to the same period of 2002. Approximately $46,000 or 46% of the net loss from operations for the six months ended December 31, 2003, were non-cash charges consisting of Depreciation and Amortization in the amount of $39,953; and Consulting Services in the amount of $6,000 paid through the issuance of 15,000 warrants. The Company has experienced recurring losses from operations and has been unable to provide sufficient working capital from operations and has relied significantly on the sale of equity interests in the Company, and the exercise of warrants and loans from shareholders to fund its operations.

Cash on hand, inventory, receivables and marketable securities were $282,248 at December 31, 2003. During the six months ended December 31, 2003, the Company raised $44,000 through the sale of common stock. In addition, as of December 31, 2003, the Company has $130,000 of notes receivable related to the purchase of the Company's common stock through the exercise of warrants. In October, 2003, the Company received 3,709,230 restricted (unregistered) shares of the borrower's common stock, par value $0.0001 per share, (the "Shares") in full payment of the Note and accrued interest. During the three months ended December 31, 2003, the Company sold 1,260,000 Shares for the net sales price of $132,761, a net gain over cost of $6,761. Although, in the past, the Company's principal means of overcoming its cash shortfalls from operations was from the sale of the Company's stock, loans and the exercise of warrants, there can be no assurances that the Company will succeed in its efforts in the future.

The Company believes that it could obtain sufficient working capital from operations through marketing PrimeCareTM Version 9 and its Internet products.

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

Products Overview.
-----------------

         PrimeCare(TM) Patient Management System, Version 9
         --------------------------------------------------
PrimeCare(TM) Patient Management System, Version 9 ("PrimeCareTM Version 9") is a complete, ground-up redesign and re-write of the Company's initial EMR, the PrimeCareTM Patient Management System ("PCPMS"). The overall system architecture has been changed; the supporting data base structures have been enhanced; the client interface has been redesigned to more accurately reflect the operational needs of the end-users, and user installation has been greatly simplified.

PrimeCareTM Version 9 is a user friendly, patient management system that is patient, physician and staff, interactive. PrimeCareTM Version 9: (i) creates an electronic medical record documenting the patient physician encounter; (ii) is compatible with practice management and billing systems, EMR and CPR systems;
(iii) is Health Insurance Portability Accountability Act ("HIPAA") compliant;
(iv) is designed for use in ambulatory clinics, group and individual practices;
(v) uses an authoritative and comprehensive knowledge database of approximately 280 symptom and problem oriented patient Questionnaires for diagnostic and follow-up office visits; (vi) collectively contains over 100,000 complaint and disease state questions, over 2,000 diagnoses, over 675 physician reference articles, over 300 patient education articles; (vii) allows the staff to schedule the appropriate Questionnaire and enter the vital signs; (viii) interacts directly with the patient by having the patient select the answers that apply to their problem from the Questionnaire; (ix) does not require the patient to have computer or typing skills; (x) enables the physician to obtain their patients' detailed History of Present Illness ("HPI") by having the patient answer the Questionnaires without requiring physician or staff time;
(xi) allows the physician to interact directly with PrimeCareTM Version 9 to select and document the normal and abnormal physical findings, assessments, tests, prescriptions and treatment plan for the patient; (xii) provides automatic (real time) calculation of HCFA's Evaluation and Management ("E&M") code, with a full audit trail, used for determining the reimbursement level by Medicare and other third party payers for the office visit; (xiii) virtually eliminates dictation and transcription costs; (xiv) reduces risk of malpractice liability due to errors of omission and "failure to consider"; (xv) permits patients to answer Questionnaires at their own speed (xvi) creates significant clinical and patient databases for outcomes research.

When the patient arrives at the doctor's office, a designated staff member selects the appropriate Questionnaire based upon the patient's chief complaint and/or symptom and enters the patient's vital signs. The patient is then seated at a computer and answers complaint_specific questions by using either the keyboard number keys or mouse to indicate answers that apply to him or her. No typing or computer skills are required. When the patient has completed the Questionnaire, PrimeCareTM Version 9 creates a Preliminary Report (the "Report") for the physician to review before examining the patient. The Report contains the patient's current problems, medications and allergies, and the patient's detailed HPI that includes all of positive and significant negative subjective responses, vital signs and an alphabetical list of the diagnostic possibilities with the patient's responses repeated that support, or give rise, to each diagnostic possibility. By freeing up the time physicians would normally have to spend asking patient history questions and recording responses, PrimeCareTM Version 9 permits physicians to see more patients and to spend more quality time with each patient. PrimeCareTM Version 9 is also easy for physicians to understand and use. The same simple key stroke or mouse click process allows the physician or appropriate staff member to select and document the: physical findings (normal and abnormal), assessment, tests, treatment plan, prescribed medications, and patient education materials to be distributed and to schedule follow-up visits. The physician or appropriate staff member can also type a comment that expands upon: an answer selected by the patient in the Questionnaire, a physical finding, an assessment, a treatment plan, a prescription, or about any subject that may be appropriate. At the conclusion of the encounter a final summary report of the visit that includes, the patient's HPI, physical findings, assessment, tests, prescriptions, treatment plan, patient educational materials and the scheduled follow-up visit, are stored electronically in the patient's file, and can be printed for the patient.

PrimeCareTM Version 9: standardizes the patient record; assures consistency in patient care; creates a patient database for clinical and outcomes research; supports utilization review and quality assurance audits; improves the quality of care; increases efficiency and productivity of the physician's practice; automatically generates a problem list; incorporates patient care algorithms and clinical practice guidelines; permits, with appropriate security controls, both local and remote, on-line electronic retrieval of patient records and hard copy print outs; enables rapid access to important patient data for clinical care; contains and provides patient education materials about disease, disease management, tests and medications; and provides physician reference materials.

PrimeCareTM Version 9's overall system architecture has been redesigned away from a local network based two-tier client-server application, used in the prior version of the PCPMS, to incorporate a robust three-tier client-provider-relational database management system ("RDBMS") application, designed for geographically separated tiers. The client (end-user) tier of PrimeCareTM Version 9 is designed to connect with the middle or provider (server) tier via internet communications. The provider and data base tiers are designed to support multiple, distinct clients simultaneously. The client application has been designed to allow easy internalization and localization.

Supporting data bases have been redesigned to remove unnecessary redundancies, including a major redesign of the patient/physician encounter questionnaire. Also, provisions have been added for support of an unlimited number of alternative languages. Currently, language support is offered in, or being developed for, English, Spanish, French, and Simplified Chinese.

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

         PrimeCareTM Patient Management System ("PCPMS")
         -----------------------------------------------
The PCPMS was the Company's initial EMR offering. The Company has discontinued marketing the PCPMS

         Code ComplierTM:
         ---------------
The Company has also developed Code ComplierTM an application software program that was designed to be used in conjunction with The Company's PrimeCareTM and PrimeCareOnTheWeb.comTM. As each item of information is entered into and collected by PrimeCareTM during the patient encounter, the CodeComplierTM organizes the data in the proper classification and using the 1997 HCFA guidelines, automatically calculates HCFA's Evaluation and Management code level, with full audit trail, used for determining the reimbursement level by Medicare and other third party payors for the History, Physical Findings and Decision Making sections the office visit. It totally eliminates the time and effort which would otherwise be required by the physician or office personnel to complete this task. CodeComplierTM takes the guess work out of E&M and third party payer compliance. CodeComplier is an integral part of PrimeCareTM Version 9.

         PrimeCareOnTheWeb.com (the "PCW Site"):
         ---------------------
The PCW Site is a unique physician and patient interactive Site that: (i) uses PrimeCare's unique Questionnaires for diagnostic and follow-up office visits, physician reference articles, patient education material, CodeComplierTM for real time calculation of E&M code and the scheduler portion of PrimeCareTM; (ii) enables physicians to obtain their patient's detailed HPI by having the patient answer Questionnaires via the Internet without requiring physician time; (iii) saves the physician and staff the time required to obtain the HPI, thus allowing them to give more attention to each patient and/or see more patients; (iv) produces an extremely comprehensive HPI that includes all of the "yes" answers, pertinent negatives and a list of the diagnostic possibilities with the answers repeated that support each diagnostic consideration; (v) is HIPAA compliant;

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

         YourOwnDoctor.com (the "YOD Site"):
         -----------------
The YOD Site is a web community created, owned, operated and maintained by the Company that: (i) provides free individual Web sites for physicians, physician groups, and other health care providers that register for PrimeCareOnTheWebTM;
(ii) enables physicians to promote their services through displaying credentials, including photos of each physician and staff in the office, listing specialities, office hours, directions, maps, phone numbers, e-mail addresses, and accepted insurance plans; (iii) provides useful links to other medical sites; (iv) provides a direct link from physician site to PCW that enables patient to access appropriate Questionnaire and complete; (v) provides direct link to YourOwnHealth.comTM for use by patients.

         YourOwnHealth.com (the "YOH Site"):
         -----------------
The YOH Site is a unique, free online health and wellness site designed to empower health care consumers to be better prepared for their next visit to the doctor. The YOH Site offers: (1) the "Medical Interview" that: (i) enables visitors to securely and anonymously select and complete from approximately 110 of the 280 Questionnaires contained in PrimeCareTM Version 9 and PCPMS; (ii) generates and makes available to the visitor a detailed HPI report based upon their responses; (iii) permits the visitor to answer the Questionnaires in either English or Spanish; (iv) encrypts all medical data and uses digital certificates from VeriSignTM for Internet communication; (v) provides banner links to the YOD Site and www.DeniseAustin.com. (2) "YourOwnHealthTM Notebook":
(i) is a secure depository for storage of personal and family medical data for Registered Members; (ii) can be accessed only through the use of registered IDs and Passwords; (iii) encrypts all medical data and uses digital certificates from VeriSignTM for Internet communication; (iv) provides a convenient way to keep track of personal health issues such as allergies, immunizations, medications and others that can be kept and edited on designated lists; (v) allows the Member to save their completed HPI Questionnaire reports and to add personal notes and reminders to the record. (3) "YourOwnHealthTM Reference" provides extensive health care consumer education material relating to diseases, disease management, medical procedures and prescription and common over the counter medications, including drug interaction.

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

Revenue Sources and Marketing Strategy:
--------------------------------------
Licensing Fees: During the prior fiscal year, the Company's marketing efforts had been concentrated on its Web products. However, during the fiscal year ended June 30, 2002, the PrimeCareTM System was selected to be part of a major international health care information management program anticipated to be installed in a number of countries as their health care system. The first of these country contracts was recently concluded. A five year, three-phase contract was awarded to create a health care information infrastructure for a nation of 11 million people. During phase one of the contract, the current health care infrastructure of the country will be assessed to determine the final specifications for the new system. After approval of the final specifications by the country's Ministry of Health the second phase will commence. The second phase consists of the installation and operation of a comprehensive health care information system throughout the country. Upon commencement of phase two, PrimeCare(TM) Version 9 will be an integral part of the country's comprehensive health care information system. PrimeCare(TM) Version 9 will provide health care personnel and patients a simple, effective means of entering medical data into this health care information management system for processing and analysis. Successful completion of these contracts should produce significant revenues for the Company and should materially increase the awareness of PrimeCare(TM) Version 9 in the health care industry. The actual value of this contract cannot be determined at this time. The Company does not anticipate any revenues from this contract until the fourth quarter of the current fiscal year.

The Company believes that the increased awareness of PrimeCare(TM) Version 9 arising from the above contract will enhance the Company's ability to obtain additional contracts and annual licensing fees from large fixed population groups, which includes, but is not limited to, other countries, labor unions, medical insurance companies, HMOs, military forces and correctional facilities.

Advertising Fees:
----------------
The Company currently receives revenues from advertising. Advertising revenues are dependant upon the number of visitors that use the Company's Web sites. The Company believes that the use of PrimeCare(TM) Version 9 by licensees will increase awareness and use of the Company's Web sites and thus result in increased advertising fees.

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

Outcomes Research.
-----------------
Potentially, the Company could receive fees for conducting outcomes research for pharmaceutical companies and teaching hospitals. The Company anonymizes, encrypts and stores both the completed diagnostic and follow-up Questionnaires. This ever-growing medical database can be analyzed in various ways to determine the effectiveness of treatment plans, medications, etc. However, at the present time the Company does not receive revenues from this source.

Fitness Web Sites:
-----------------
The Company's operation of the Web site known as www.DeniseAustin.com has terminated. However, the Company has entered into two agreements with the new manager of the Web site. Under one agreement, the Company operates the "shopping cart" on the site and the second agreement retains the Company as the exclusive seller of Denise Austin videos and DVDs. The new manager has agreed to commence an aggressive marketing campaign to promote the site. The Company's percentage of revenues has been reduced. However, the Company believes the increased visitors to the site, as a result of the marketing campaign being instituted by the new site manager, will result in greater net income for the Company. The fitness and wellness Web site known as www.DeniseAustin.com features Denise Austin, a nationally known fitness expert who has had a daily fitness show on television for over 15 years, the Company's shopping cart sells a variety of Denise Austin products on the Web site. Visitors and fans are able to shop online for their favorite Denise Austin signature exercise videos, books, equipment, gear, and private label apparel and nutraceuticals (when available), as well as sign up for her monthly news letter, enjoy fitness tips, exercises, motivation messages, and some of her favorite healthy recipes.

         Marketing: The Company operates the comprehensive shopping area on the DA Web site which offers a broad range of noncompeting products within the fitness industry. The Company will share income from two sources - advertising revenues and e-commerce. The Company derives revenues from this operation.

Item 3.  Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including the President/Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the President/CFO has concluded that as of the end of the period covered by this report, the Company's disclosures, controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission rules and forms. The Company periodically reviews the design and effectiveness of our internal controls over financial reporting, including compliance with various laws and regulations that apply to the Company's operations. The Company makes modifications to improve the design and effectiveness of its internal control structure, and may take other corrective action, if the Company's reviews identify deficiencies or weaknesses in its controls. No changes occurred during the quarter ended December 31, 2003 in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 2.  Changes In Securities

During the three months ended September 30, 2003, the Company issued 36,670 shares of its Series C Preferred Stock to a shareholder, for an aggregate purchase price of $110,000, in an unregistered private placement.

During the three months ended December 31, 2003, an aggregate of 1,466,667 shares of the Company's Common Stock, par value $0.01 per share (the "Shares"), were sold for $44,000 or $0.03 per share. The Shares sold were not registered and bear a restrictive legend. The closing market price on the day the sale was authorized was $0.03.

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

                  32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002

         (b)      Reports on Form 8-K

         A Form 8-K was filed on October 20, 2003 and a Form 8-K was filed on November 12, 2003, both relating to the change in the Company's independent auditors.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.


                                       OCG TECHNOLOGY, INC.

                                       BY /s/ EDWARD C. LEVINE
                                          -----------------------
                                          EDWARD C. LEVINE,
                                          PRESIDENT
                                          (CHIEF FINANCIAL OFFICER)


DATED: February 14, 2004