Form 10QSB
period 2004-03-31
OCG TECHNOLOGY INC
filed 2004-05-17
CIK 73779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2004
                                    --------------

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

Indicate by check mark whether the registrant is an accelerated filer(as defined in Exchange Act Rule 12b-2) Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           CLASS                              SHARES OUTSTANDING AT MAY 5, 2004
  -----------------------------               ---------------------------------
  Common Stock ($.01 par value)                       44,740,281 Shares

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                                      INDEX

PART 1. FINANCIAL INFORMATION                                        PAGE NUMBER
-----------------------------                                        -----------

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets as of
          March 31, 2004 and June 30, 2003                                 1

         Consolidated Condensed Statements of Operations for the
          Three and Nine Months Ended March 31, 2004 and 2003              2

         Consolidated Condensed Statements of Cash Flow for
          the Nine Months Ended March 31, 2004 and 2003                    3

         Notes to Consolidated Condensed Financial Statements              4

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    6

Item 3.  Controls and Procedures                                          13

PART II - OTHER INFORMATION
---------------------------

Item 2.  Changes In Securities                                            13

Item 6.  Exhibits and Reports on Form 8-K                                 14

Signatures                                                                15

         All items that are not applicable or to which the answer is negative have been omitted from this report.


                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                  March 31, 2004  June 30, 2003
ASSETS                                                              (UNAUDITED)      (AUDITED)
                                                                   ------------    ------------
Current Assets:
   Cash                                                            $     10,101    $     10,832
   Accounts receivable                                                   11,226              --
   Inventory                                                             16,165          12,260
   Note receivable                                                           --         334,500
   Interest receivable                                                    6,420          33,982
   Marketable securities                                                 73,477              --
   Other current assets                                                  74,938           5,043
                                                                   ------------    ------------
            Total current assets                                        192,327         396,617

Property and equipment, net of accumulated depreciation of
   ($642,310) and ($631,959)                                             17,428          17,491
Capitalized software costs, net of accumulated amortization
   ($579,349) and ($526,719)                                            357,622         285,725
Other assets                                                              4,972           4,972
                                                                   ------------    ------------
            Total assets                                           $    572,349    $    704,805
                                                                   ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                 50,469          70,656
   Note payable - bank                                                    3,100           3,891
   Note payable, shareholder - current maturity                           8,700              --
                                                                   ------------    ------------
            Total current liabilities                                    62,269          74,547

Other liabilities:
   Notes Payable, shareholder - long term                               150,000         158,700
                                                                   ------------    ------------
            Total liabilities                                           212,269         233,247
                                                                   ------------    ------------
Shareholders' equity:
  Series C Preferred stock $.10 par value (200,000 authorized,
   200,000 and 163,330 issued & outstanding, respectively)               20,000          16,333
  Series E Preferred stock $.10 par value (100,000 authorized;
   33,333 issued &  outstanding)                                          3,333           3,333
  Common stock $.01 par value (50,000,000 authorized; 44,740,281
   and 41,273,613 issued, respectively)                                 447,403         412,736
  Additional paid-in capital                                         26,201,092      25,999,426
  Accumulated deficit                                               (25,946,425)    (25,767,770)
  Stock subscriptions receivable                                       (130,000)       (130,000)
  Unrealized loss on marketable securities                             (172,823)             --
                                                                   ------------    ------------
                                                                        422,580         534,058

  Less: treasury stock, at cost (12,500 shares)                         (62,500)        (62,500)
                                                                   ------------    ------------
            Total shareholders' equity                                  360,080         471,558
                                                                   ------------    ------------
Total liabilities and shareholders' equity                         $    572,349    $    704,805
                                                                   ============    ============

      See accompanying notes to consolidated condensed financial statements


                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                Three Months Ended March 31,     Nine Months Ended March 31,
                                                ----------------------------    ----------------------------
                                                    2004            2003            2004            2003
                                                ------------    ------------    ------------    ------------
Revenues                                        $     75,266    $     76,973    $    214,853    $    173,896
Less: Cost of sales                                   38,242          43,767          99,559          92,521
                                                ------------    ------------    ------------    ------------
         Gross margin                                 37,024          33,206         115,294          81,375
                                                ------------    ------------    ------------    ------------
Expenses:
  Marketing, general and administrative               46,370          57,101         113,835         150,457
  Depreciation and amortization                       23,010          42,838          62,981         122,762
  Product development costs                           46,901          39,490         136,251         127,603
                                                ------------    ------------    ------------    ------------

Total expenses                                       116,281         139,429         313,067         400,822
                                                ------------    ------------    ------------    ------------

Net loss from operations                             (79,257)       (106,223)       (197,773)       (319,447)
Gain from sale of securities                              --              --           6,761              --
Interest - net                                         3,549          12,569          12,357          25,095
                                                ------------    ------------    ------------    ------------

Net loss                                        $    (75,708)   $    (93,654)   $   (178,655)   $   (294,352)
                                                ============    ============    ============    ============
Weighted average number of shares outstanding
 during the period                                42,363,618      40,289,989      42,363,618      40,289,989
                                                ============    ============    ============    ============

Loss per Common Share - basic and diluted       $         (-)*  $         (-)*  $         (-)*  $         (-)*
                                                ============    ============    ============    ============

  *Amounts less than ($.005)

      See accompanying notes to consolidated condensed financial statements


                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        Nine Months Ended December 31,
                                                        ----------------------------
                                                            2004            2003
                                                        ------------    ------------
Cash flows from operating activities:
  Net loss                                              ($   178,655)   ($   294,352)
                                                        ------------    ------------
  Adjustments to reconcile net loss
   to net cash used in operating activities:
     Depreciation and amortization                            62,981         122,762
     Issuance of stock and warrants for services              86,000          18,000
     Gain on sale of securities                               (6,761)             --

  Changes in assets and liabilities
     Receivables                                             (21,464)        (26,827)
     Other current assets                                    (69,896)         38,688
     Inventory                                                (3,905)          2,207
     Accounts payable and accrued expenses                   (20,186)         (6,135)
                                                        ------------    ------------
            Total adjustments                                 26,769         144,281
                                                        ------------    ------------
            Net cash used in operating activities           (151,886)       (150,071)
                                                        ------------    ------------
Cash flows from investing activities:
     Proceeds from sale of marketable securities             132,761              --
     Decrease in note receivable                                  --          (9,500)*
     Capitalized software development costs                 (124,527)       (135,119)
     Increase in property and equipment                      (10,288)        (18,412)
                                                        ------------    ------------
            Net cash provided by investing activities         (2,054)       (163,031)
                                                        ------------    ------------
Cash flows from financing activities:
     Increase (decrease) in note payable, bank                  (791)         14,343
     Increase in notes payable                                    --         137,271
     Proceeds from sale of common stock                       44,000         145,000*
     Proceeds from sale of Series C Preferred Stock          110,000              --
                                                        ------------    ------------
            Net cash provided by financing                   153,209         296,614
                                                        ------------    ------------

Net increase (decrease) in cash                                 (731)        (16,488)

Cash, beginning of period                                     10,832          37,191
                                                        ------------    ------------

Cash, end of period                                     $     10,101    $     20,703
                                                        ============    ============
Non-cash investing and financing activities:
 exchange of notes receivable and related
 accrued interest for marketable securities             $    372,300

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

2 - BASIS OF PRESENTATION

         In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (U.S.
GAAP). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue and expenses. Actual results and outcomes may differ significantly from management's estimates and assumptions.

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

4 - PER SHARE DATA

         Basic income (loss) per share is computed by dividing the net income
(loss) by the weighted average number of shares of common stock outstanding during the periods. Diluted income per share reflects the potential dilution if Series C Convertible Preferred Stock and stock warrants are converted into common stock. Since the effect of outstanding stock warrants and Series C Convertible Preferred Stock are antidilutive they have been excluded from the Company's computation of loss per common share for the periods ending March 31, 2004 and 2003. Therefore, basic and diluted earning per share are the same.

5 - SHAREHOLDER'S EQUITY

         During the three months ended March 31, 2004, an aggregate of 2,000,000 shares of the Company's Common Stock, par value $0.01 per share (the "Shares"),were issued in payment for a one-year contract for services to be performed. The contract is being expensed over a one-year period. The Shares were not registered and bear a restrictive legend. The closing market price on the day the sale was authorized was $0.04.

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

         On October 10, 2003, the Company agreed to accept 3,709,230 restricted (unregistered) shares of the borrower's common stock, par value $0.0001 per share, (the "Stock") in full payment of the Note and accrued interest. These equity securities, are classified as available-for-sale securities and are carried at quoted market value. Unrealized gains and losses are reported as a separate component of shareholders' equity, net of applicable income taxes. Realized gains and losses and declines in value deemed to be other than temporary on available-for-sale securities are included in other income. During the three months ended March 31, 2004, the Company sold 1,260,000 shares of the Stock for a net sales price of $132,761 and realized a gain of $6,761 on the sale. The Company valued the remaining Stock to reflect its market value as of March 31, 2004. The price per share of Stock on that date was $0.03.

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

8 - COMPREHENSIVE LOSS

         The components of comprehensive loss were as follows:

                                       Nine Months Ended March 31,
                                       ---------------------------
                                           2004           2003
                                       ------------   ------------
Net loss                               $   (178,655)  $   (294,352)
Unrealized loss on investments             (172,823)  $         (0)
                                       ------------   ------------
                                       $  (,351,478)  $   (294,352)
                                       ============   ============

9 - NEW ACCOUNTING PRONOUNCEMENTS

         In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 were originally applicable no later than July 1, 2003. The Company has not created any variable interest entities after January 31, 2003. In December 2003 the FASB deliberated certain proposed modifications and revised FIN 46 ("FIN 46 (R)"). The revised provisions are applicable to SB filers no later than the first reporting period ending after December 15, 2004. The adoption of FIN 46 and FIN 46 (R) is not anticipated to have a material impact on the Company's financial reporting and disclosures.

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

We have experienced recurring losses from operations and have relied on the sale of equity interests in the Company to fund its operations. If necessary, we intend to provide additional working capital through the sale of equity interests in the Company. Although, in the past, we have been able to provide working capital through the sale of equity interests in the Company, there can be no assurances that we will succeed in its efforts, which creates a doubt about its ability to continue as a going concern.

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

RESULTS OF OPERATIONS
---------------------
Total revenues decreased $1,707 and increased $40,957 for the three and nine months ended March 31, 2004, as compared to the same periods for 2003. The increase in revenues came as the result of an increase in the sale of merchandise due an increase of visitors to our Web sites and the Company securing advertising contracts. Cost of sales decreased $5,525 and increased $7,038 for the three and nine months ended March 31, 2004 as compared to the same periods for 2003. The Company's revenues for the nine months ended March 31, 2004, consisted of: $162,963 from the sale of merchandise (an increase of $8,007 for the same period in 2003); $31,980 from advertising fees (an increase of $28,980 for the same period in 2003); and $19,910 from commissions (an increase of $3,970 over the same period in 2003).

Marketing, general and administrative expenses decreased $10,731 and $36,622 for the three and nine months ended March 31, 2004, as compared to the same period for 2003, primarily from the decrease of approximately: $25,000 in sales and marketing expenses.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
At March 31, 2004, the Company had a current ratio of 2.31 to 1 compared to .95 to 1 as of March 31, 2003. The increase in current ratio is due primarily to the decrease in notes payable. The net loss from operations for the nine months ended March 31, 2004, was $178,655 compared to $294,352 for the prior year. The reduction in the net loss from operations was due to an increase of approximately $34,000 in net revenues and a decrease of approximately $43,000 in marketing, general and administrative expenses and approximately $60,000 in depreciation and amortization for the nine months ended March 31, 2004, as compared to the same period of 2003. The Company has experienced recurring losses from operations and has been unable to provide sufficient working capital from operations and has relied significantly on the sale of equity interests in the Company, and the exercise of warrants and loans from shareholders to fund its operations.

Cash on hand, inventory, receivables and marketable securities were $135,969 at March 31, 2004. During the nine months ended March 31, 2004, the Company raised $44,000 through the sale of common stock. In addition, as of March 31, 2004, the Company has $105,000 of notes receivable related to the purchase of the Company's common stock through the exercise of warrants. In October, 2003, the Company received 3,709,230 restricted (unregistered) shares of the borrower's common stock, par value $0.0001 per share, (the "Shares") in full payment of the Note and accrued interest. During the three months ended December 31, 2003, the Company sold 1,260,000 Shares for the net sales price of $132,761, a net gain over cost of $6,761. Although, in the past, the Company's principal means of overcoming its cash shortfalls from operations was from the sale of the Company's stock, loans and the exercise of warrants, there can be no assurances that the Company will succeed in its efforts in the future.

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

PRODUCTS OVERVIEW.
------------------

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

         CODE COMPLIERTM:
         ----------------
The Company has also developed Code ComplierTM an application software program that was designed to be used in conjunction with The Company's PrimeCareTM and PrimeCareOnTheWeb.comTM. As each item of information is entered into and collected by PrimeCareTM during the patient encounter, the CodeComplierTM organizes the data in the proper classification and using the 1997 HCFA guidelines, automatically calculates HCFA's Evaluation and Management code level, with full audit trail, used for determining the reimbursement level by Medicare and other third party payors for the History, Physical Findings and Decision Making sections the office visit. It totally eliminates the time and effort which would otherwise be required by the physician or office personnel to complete this task. CodeComplierTM takes the guess work out of E&M and third party payer compliance. CodeComplier is an integral part of PrimeCareTM Version 9.

         PRIMECAREONTHEWEB.COM (the "PCW Site"):
         ---------------------------------------
The PCW Site is a unique physician and patient interactive Site that: (i) uses PrimeCare's unique Questionnaires for diagnostic and follow-up office visits, physician reference articles, patient education material, CodeComplierTM for real time calculation of E&M code and the scheduler portion of PrimeCareTM; (ii) enables physicians to obtain their patient's detailed HPI by having the patient answer Questionnaires via the Internet without requiring physician time; (iii) saves the physician and staff the time required to obtain the HPI, thus allowing them to give more attention to each patient and/or see more patients; (iv) produces an extremely comprehensive HPI that includes all of the "yes" answers, pertinent negatives and a list of the diagnostic possibilities with the answers repeated that support each diagnostic consideration; (v) is HIPAA compliant;
(vi) protects all Internet communication and the confidentiality rights of every user through a unique user ID and password per Questionnaire to be answered and secure digital certificates from VeriSignTM, (vii) encrypts all data for storage; (viii) enables creating a significant data base for outcomes research; and (ix) automatically provides registered physicians individual Web sites on YourOwnDoctorTM.com.

         YOUROWNDOCTOR.COM (the "YOD Site"):
         -----------------------------------
The YOD Site is a web community created, owned, operated and maintained by the Company that: (i) provides free individual Web sites for physicians, physician groups, and other health care providers that register for PrimeCareOnTheWebTM;
(ii) enables physicians to promote their services through displaying credentials, including photos of each physician and staff in the office, listing specialities, office hours, directions, maps, phone numbers, e-mail addresses, and accepted insurance plans; (iii) provides useful links to other medical sites; (iv) provides a direct link from physician site to PCW that enables patient to access appropriate Questionnaire and complete; (v) provides direct link to YourOwnHealth.comTM for use by patients.

         YOUROWNHEALTH.COM (the "YOH Site"):
         -----------------------------------
The YOH Site is a unique, free online health and wellness site designed to empower health care consumers to be better prepared for their next visit to the doctor. The YOH Site offers: (1) the "Medical Interview" that: (i) enables visitors to securely and anonymously select and complete from approximately 110 of the 280 Questionnaires contained in PrimeCareTM Version 9 and PCPMS; (ii) generates and makes available to the visitor a detailed HPI report based upon their responses; (iii) permits the visitor to answer the Questionnaires in either English or Spanish; (iv) encrypts all medical data and uses digital certificates from VeriSignTM for Internet communication; (v) provides banner links to the YOD Site and www.DeniseAustin.com. (2) "YourOwnHealthTM Notebook":
(i) is a secure depository for storage of personal and family medical data for Registered Members; (ii) can be accessed only through the use of registered IDs and Passwords; (iii) encrypts all medical data and uses digital certificates from VeriSignTM for Internet communication; (iv) provides a convenient way to keep track of personal health issues such as allergies, immunizations, medications and others that can be kept and edited on designated lists; (v) allows the Member to save their completed HPI Questionnaire reports and to add personal notes and reminders to the record. (3) "YourOwnHealthTM Reference" provides extensive health care consumer education material relating to diseases, disease management, medical procedures and prescription and common over the counter medications, including drug interaction.

THE MARKET:
-----------
The Company's domestic and international markets for: (a) the PrimeCare System, the PCW Site, YourOwnHealth Site and the YOD Site are ambulatory/outpatient medical facilities, such as, primary care physicians, medical clinics, group practices, health maintenance organizations, and in general, health care providers other than those providing care to patients confined to hospital beds; and (b) the YOH Site is for the use of the general public.

REVENUE SOURCES AND MARKETING STRATEGY:
---------------------------------------
LICENSING FEES: During prior fiscal years, the Company's marketing efforts had been concentrated on its Web products. However, during the fiscal year ended June 30, 2002, the PrimeCareTM System was selected to be part of a major international health care information management program anticipated to be installed in a number of countries as their health care system. The first of these country contracts was recently concluded. A five year, three-phase contract was awarded to create a health care information infrastructure for a nation of 11 million people. During phase one of the contract, the current health care infrastructure of the country will be assessed to determine the final specifications for the new system. After approval of the final specifications by the country's Ministry of Health the second phase will commence. The second phase consists of the installation and operation of a comprehensive health care information system throughout the country. Upon commencement of phase two, PrimeCare(TM) Version 9 will be an integral part of the country's comprehensive health care information system. PrimeCare(TM) Version 9 will provide health care personnel and patients a simple, effective means of entering medical data into this health care information management system for processing and analysis. Successful completion of these contracts should produce significant revenues for the Company and should materially increase the awareness of PrimeCare(TM) Version 9 in the health care industry. The actual value of this contract cannot be determined at this time. The Company does not anticipate any revenues from this contract until at least the fourth quarter of the current fiscal year.

The Company believes that the increased awareness of PrimeCare(TM) Version 9 arising from the above contract will enhance the Company's ability to obtain additional contracts and annual licensing fees from large fixed population groups, which includes, but is not limited to, other countries, labor unions, medical insurance companies, HMOs, military forces and correctional facilities.

ADVERTISING FEES:
-----------------
The Company currently receives revenues from advertising. Advertising revenues are dependant upon the number of visitors that use the Company's Web sites. The

Company believes that the use of PrimeCare(TM) Version 9 by licensees will increase awareness and use of the Company's Web sites and thus result in increased advertising fees.

The Company has entered into an agreement with Hackensack University Medical Center ("HUMC") during July, 2000. The agreement provides for the use of the Company's Web sites by HUMC's medical services organization ("MSO"), North Jersey Medical Management Services, L.L.C. This MSO has over 1,000 physicians. HUMC, and its Physicians Hospital Organization, have created www.HUMCMD.net , the only complete Physician/Patient Internet Service Provider ("ISP") providing top quality Internet connectivity to members of its physician network, plus access to key internal HUMC applications.

The HUMCMD site has both a "Physician Portal" and "Patient Portal". The site currently contains the Company's PCW Site and YOH Site. The Company's advertising revenues are dependent upon HUMC's marketing efforts to its Staff Physicians and patients.

OUTCOMES RESEARCH.
------------------
Potentially, the Company could receive fees for conducting outcomes research for pharmaceutical companies and teaching hospitals. The Company anonymizes, encrypts and stores both the completed diagnostic and follow-up Questionnaires. This ever-growing medical database can be analyzed in various ways to determine the effectiveness of treatment plans, medications, etc. However, at the present time the Company does not receive revenues from this source.

FITNESS WEB SITES:
------------------
The Company's marketing of the DeniseAustin website has been revised. The Company no longer operates DeniseAustin.com, however, the Company has entered into two agreements with the new manager of the Web site. Under one agreement, the Company operates the "shopping cart" on the site and the second agreement retains the Company as the exclusive seller of Denise Austin videos and DVDs. The new manager has agreed to commence an aggressive marketing campaign to promote the site. The Company's percentage of revenues has been reduced. However, the Company believes the increased visitors to the site, as a result of the marketing campaign being instituted by the new site manager, will result in greater net income for the Company. The fitness and wellness Web site known as www.DeniseAustin.com features Denise Austin, a nationally known fitness expert who has had a daily fitness show on television for over 15 years, the Company's shopping cart sells a variety of Denise Austin products on the Web site. Visitors and fans are able to shop online for their favorite Denise Austin signature exercise videos, books, equipment, gear, and private label apparel and nutraceuticals (when available), as well as sign up for her monthly news letter, enjoy fitness tips, exercises, motivation messages, and some of her favorite healthy recipes.

MARKETING: The Company operates the comprehensive shopping area on the DA Web site which offers a broad range of noncompeting products within the fitness industry. The Company will share income from two sources - advertising revenues and e-commerce. The Company derives revenues from this operation.

Item 3.  Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including the President/Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the President/CFO has concluded that as of the end of the period covered by this report, the Company's disclosures, controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission rules and forms. The Company periodically reviews the design and effectiveness of our internal controls over financial reporting, including compliance with various laws and regulations that apply to the Company's operations. The Company makes modifications to improve the design and effectiveness of its internal control structure, and may take other corrective action, if the Company's reviews identify deficiencies or weaknesses in its controls. No changes occurred during the quarter ended March 31, 2004 in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 2.  Changes In Securities

During the three months ended September 30, 2003, the Company issued 36,670 shares of its Series C Preferred Stock to a shareholder, for an aggregate purchase price of $110,000, in an unregistered private placement.

During the nine months ended March 31, 2004, an aggregate of 1,466,667 shares of the Company's Common Stock, par value $0.01 per share (the "Shares"), were sold for $44,000 or $0.03 per share. The Shares sold were not registered and bear a restrictive legend. The closing market price on the day the sale was authorized was $0.03.

During the three months ended March 31, 2004, an aggregate of 2,000,000 shares of the Company's Common Stock, par value $0.01 per share (the "Shares"), were issued in payment of services to be rendered in the ensuing year. The Shares were not registered and bear a restrictive legend. The closing market price on the day the sale was authorized was $0.04.

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


                                       OCG TECHNOLOGY, INC.

                                       BY /s/ EDWARD C. LEVINE
                                          --------------------------------------
                                          EDWARD C. LEVINE,
                                          PRESIDENT
                                          (CHIEF FINANCIAL OFFICER)

DATED: May 14, 2004