Form 10KSB
period 2004-06-30
OCG TECHNOLOGY INC
filed 2004-10-13
CIK 73779

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      [Fee Required]
                     For the Fiscal Year ended June 30, 2004
                                               -------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      [No Fee Required]
            For the transition period from ___________ to ___________

                          Commission file number 0-5186
                                                 ------

                              OCG TECHNOLOGY, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                      DELAWARE                                                         13-2643655
--------------------------------------------------------------           ------------------------------------
(State or other jurisdiction of incorporation or organization)           (I.R.S. Employer Identification No.)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average of the closing sale price for such stock on September 15, 2004 was $1,367,417. As of September 15, 2004 the Registrant had 45,580,582 shares of Common Stock outstanding.

The Issuer's revenues for its most recent fiscal year: $299,143

Documents Incorporated by Reference: None

                                     Part I

Item 1. Description of Business
        -----------------------

General.
--------
OCG Technology, Inc.(which, together with its subsidiaries, unless the context otherwise requires, is referred to as the "Company") and its wholly owned subsidiary, PrimeCare Systems, Inc. ("PSI"): (I) created, own, maintain, and market the PrimeCareTM Patient Management System, Version 9 ("PrimeCareTM Version 9") which includes the CodeComplierTM; (ii) created, own, maintain, and market Web sites containing secure Internet enhanced, and targeted components of PrimeCareTM, which Web sites are known as PrimeCareOnTheWeb.com, YourOwnDoctor.com, and YourOwnHealth.com; and (iii) created, maintain and market a shopping cart on a fitness Web site, known as www.DeniseAustin.com.

The Company's principal executive office is located at 56 Harrison Street, New Rochelle, New York 10801 and its telephone number is (914) 576-8457.

Products Overview.
------------------
PrimeCare(TM) Patient Management System, Version 9
--------------------------------------------------
PrimeCare(TM) Patient Management System, Version 9 ("PrimeCareTM Version 9") is a complete, ground-up redesign and re-write of the Company's initial electronic medical record ("EMR") system, the PrimeCareTM Patient Management System ("PCPMS"). The overall system architecture has been changed; the supporting data base structures have been enhanced; the client interface has been redesigned to more accurately reflect the operational needs of the end-users, and user installation has been greatly simplified.

PrimeCareTM Version 9 is a user friendly, patient management system that is patient, physician and staff, interactive. PrimeCareTM Version 9: (I) creates an electronic medical record documenting the patient physician encounter; (ii) is compatible with practice management and billing systems, EMR and CPR systems;
(iii) is Health Insurance Portability Accountability Act ("HIPAA") compliant;
(iv) is designed for use in national and local health care systems, military organizations, correctional facilities, HMOs, hospitals with outpatient services, ambulatory clinics, group practices and solo practitioners; (v) uses an authoritative and comprehensive knowledge database of approximately 280 symptom and problem oriented patient Questionnaires for diagnostic and follow-up office visits; (vi) collectively contains over 100,000 complaint and disease state questions, over 2,000 diagnoses, over 675 physician reference articles, over 300 patient education articles; (vii) allows the staff to schedule the appropriate Questionnaire and enter the patients' vital signs; (viii) interacts directly with the patient by having the patient select the answers that apply to their problem from the Questionnaire; (ix) does not require the patient to have computer or typing skills; (x) enables the physician to obtain their patients' detailed History of Present Illness ("HPI") by having the patient answer the Questionnaires without requiring physician or staff time; (xi) allows the physician to interact directly with PrimeCareTM Version 9 to select and document the normal and abnormal physical findings, assessments, tests, prescriptions and treatment plan for the patient; (xii) provides automatic (real time) calculation of HCFA's Evaluation and Management ("E&M") code, with a full audit trail, used for determining the reimbursement level by Medicare, health insurance providers and other third party payors for the office visit; (xiii) virtually eliminates dictation and transcription costs; (xiv) reduces risk of malpractice liability due to errors of omission and "failure to consider"; (xv) permits patients to answer Questionnaires at their own speed (xvi) creates significant clinical and patient databases for outcomes research.

When the patient arrives at the doctor's office, a designated staff member selects the appropriate Questionnaire based upon the patient's chief complaint and/or symptom and enters the patient's vital signs. The patient is then seated at a computer and answers complaint-specific questions by using either the keyboard number keys or mouse to indicate answers that apply to him or her. No typing or computer skills are required. When the patient has completed the Questionnaire, PrimeCareTM Version 9 creates a Preliminary Report (the "Report") for the physician to review before examining the patient. The Report contains the patient's current problems, medications and allergies, and the patient's detailed HPI that includes all of positive and significant negative subjective responses, vital signs and an alphabetical list of the diagnostic possibilities with the patient's responses repeated that support, or give rise, to each diagnostic possibility. By freeing up the time physicians would normally have to spend asking patient history questions and recording responses, PrimeCareTM Version 9 permits physicians to see more patients and to spend more quality time with each patient. PrimeCareTM Version 9 is also easy for physicians to understand and use. The same simple key stroke or mouse click process allows the physician or appropriate staff member to select and document the: physical findings (normal and abnormal), assessment, tests, treatment plan, prescribed medications, and patient education materials to be distributed and to schedule follow-up visits. The physician or appropriate staff member can also type a comment that expands upon: an answer selected by the patient in the Questionnaire, a physical finding, an assessment, a treatment plan, a prescription, or about any subject that may be appropriate. At the conclusion of the encounter a final summary report of the visit that includes, the patient's HPI, physical findings, assessment, tests, prescriptions, treatment plan, patient educational materials and the scheduled follow-up visit, are stored electronically in the patient's file, and a copy can be printed for the patient.

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

PrimeCareTM Version 9's overall system architecture has been redesigned away from a local network based two-tier client-server application, used in the prior version of the PCPMS, to incorporate a robust three-tier client-provider-relational database management system ("RDBMS") application, designed for geographically separated tiers. The client (end-user) tier of PrimeCareTM Version 9 is designed to connect with the middle or provider (server) tier via secure Internet communications. The provider and data base tiers are designed to support multiple, distinct clients simultaneously. The client application has been designed to allow easy internalization and localization.
Supporting databases have been redesigned to remove unnecessary redundancies, including a major redesign of the patient/physician encounter questionnaire. Also, provisions have been added for support of an unlimited number of alternative languages. Currently, language support is offered in, or being developed, for English, Spanish, French, and Simplified Chinese.

PrimeCare(TM) Version 9 continues to be a Windows(TM) application. Although the client tier will run on Windows 95 or any later Windows desktop operating system, it performs best when hosted on Windows 2000, Windows NT, or Windows XP. The server (provider tier) and data base tiers of PrimeCare(TM) Version 9 should be hosted on redundant Windows 2000 or Windows XP servers with appropriate backup, and standby support.

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

As a three-tier application, PrimeCareTM Version 9 requires only that the client tier application be installed at the end-user location. This system architecture greatly simplifies both user installation and system maintenance. Although the client (end-user) tier uses the Internet to communicate with the provider and data base tiers, it is not a browser-based application, thereby eliminating the many compatibility and security issues involved in supporting multiple browser configurations. The PrimeCareTM Version 9 client is a specially written front-end application, designed to be downloaded by the client via a web connection, and then installed at the client's location using normal Windows installation procedures.

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

         CodeComplierTM:
         ---------------
The Company has also developed CodeComplierTM an application software program that was designed to be used in conjunction with The Company's PrimeCareTM Version 9 and PrimeCareOnTheWebTM. As each item of information is entered into and collected by PrimeCareTM during the patient encounter, the CodeComplierTM organizes the data in the proper classification and using the 1997 HCFA guidelines, automatically calculates HCFA's Evaluation and Management code level, with full audit trail, used for determining the reimbursement level by Medicare and other third party payers for the History, Physical Findings and Decision Making sections of the office visit. It totally eliminates the time and effort which would otherwise be required by the physician or office personnel to complete this task. CodeComplierTM takes the guess work out of E&M and third party payer compliance. CodeComplierTM is an integral part of PrimeCareTM Version 9.

         PrimeCareOnTheWeb.com (the "PCW Site"):
         ---------------------------------------
The PCW Site is a unique physician and patient interactive Site that: (I) uses PrimeCareTM Version 9's unique Questionnaires for diagnostic and follow-up office visits, physician reference articles, patient education material, CodeComplierTM for real time calculation of E&M code and the scheduler portion of PrimeCareTM Version 9; (ii) enables physicians to obtain their patient's detailed HPI by having the patient answer Questionnaires via the Internet without requiring physician time; (iii) saves the physician and staff the time required to obtain the HPI, thus allowing them to give more attention to each patient and/or see more patients; (iv) produces an extremely comprehensive HPI that includes all of the "yes" answers, pertinent negatives and a list of the diagnostic possibilities with the answers repeated that support each diagnostic consideration; (v) is HIPAA compliant; (vi) protects all Internet communication and the confidentiality rights of every user through a unique user ID and password per Questionnaire to be answered and secure digital certificates from VeriSignTM, (vii) encrypts all data for storage; (viii) enables creating a significant database for outcomes research; and (ix) automatically provides registered physicians individual Web sites on YourOwnDoctorTM.

         YourOwnDoctor.com (the "YOD Site"):
         -----------------------------------
The YOD Site is a web community created, owned, operated and maintained by the Company that: (I) provides free individual Web sites for physicians, physician groups, and other health care providers that register for PrimeCareOnTheWebTM;
(ii) enables physicians to promote their services through displaying credentials, including photos of each physician and staff in the office, listing specialties, office hours, directions, maps, phone numbers, e-mail addresses, and accepted insurance plans; (iii) provides useful links to other medical sites; (iv) provides a direct link from physician site to PCW that enables patient to access appropriate Questionnaire and complete; (v) provides direct link to YourOwnHealthTM for use by patients.

         YourOwnHealth.com (the "YOH Site"):
         -----------------------------------
The YOH Site is a unique, free online health and wellness site designed to empower health care consumers to be better prepared for their next visit to the doctor. The YOH Site offers: (1) the "Medical Interview" that: (I) enables visitors to securely and anonymously select and complete from approximately 110 of the 280 Questionnaires contained in PrimeCareTM Version 9; (ii) generates and makes available to the visitor a detailed HPI report based upon their responses;
(iii) permits the visitor to answer the Questionnaires in either English or Spanish; (iv) encrypts all medical data and uses digital certificates from VeriSignTM for Internet communication; (v) provides banner links to the YOD Site and www.DeniseAustin.com. (2) "YourOwnHealthTM Notebook": (I) is a secure depository for storage of personal and family medical data for Registered Members; (ii) can be accessed only through the use of registered IDs and Passwords; (iii) encrypts all medical data and uses digital certificates from VeriSignTM for Internet communication; (iv) provides a convenient way to keep track of personal health issues such as allergies, immunizations, medications and others that can be kept and edited on designated lists; (v) allows the Member to save their completed HPI Questionnaire reports and to add personal notes and reminders to the record. (3) "YourOwnHealthTM Reference" provides extensive health care consumer education material relating to diseases, disease management, medical procedures and prescription and common over the counter medications, including drug interaction.

         Marketing: The principal markets for the PrimeCareTM Version 9 are national and local health care systems, military organizations, correctional facilities, HMOs, hospitals with outpatient services, ambulatory/outpatient medical facilities, group practices and individual practitioners. PCPMS was marketed as a service, on either, a pay for use basis, with a maximum charge of

$1.50 per patient visit, or on an annual license fee basis. Those marketing methods eliminated a significant financial commitment to purchase the software, plus monthly maintenance charges for updates, and tied the cost directly to use. PrimeCareTM Version 9 is designed to support multiple reimbursement models, including free demo, no charge use, sponsored use, flat fee, periodic (monthly quarterly, semi-annual and annual) fee, activity based fees and option based fees.

According to the American Medical Association, there are over 650,000 physicians in the U.S. creating a very large potential market for the System. The Company estimates that as many as 250,000 of these physicians could use PrimeCareTM Version 9 routinely. Currently, the Company has not derived any revenue from PrimeCareTM Version 9 and no assurances can be given that the marketing plan will succeed. The principal sources of income from the Web sites are branding/advertising fees and commissions from product sales. This income is directly related to the number of visitors to each site.

         Competition: The Company has not identified any competitive patient management system, which embodies all the features of PrimeCareTM Version 9, in particular the complaint specific, interactive Questionnaires completed by the patient, and the report generated by the patient's responses. However, other companies market systems, which may have some of the features of the PrimeCareTM Version 9 and some companies market medical office products, which perform different functions than those performed by the PrimeCareTM Version 9. To date, market penetration by both the Company and its competitors have been very small.

Fitness Web Sites:
------------------
The Company's marketing of the www.DeniseAustin.com ("DeniseAustin.com") has been revised. The Company no longer operates DeniseAustin.com. However, the Company has entered into two agreements with the new manager of the Web site. Under one agreement, the Company operates the "shopping cart" on the site and the second agreement retains the Company as the exclusive seller of Denise Austin videos and DVDs. The new manager agreed to commence an aggressive marketing campaign to promote the site. Although the Company's percentage of revenues has been reduced, the increased visitors to the site, as a result of the marketing campaign being instituted by the new site manager, has resulted in greater net income for the Company. The fitness and wellness Web site known as DeniseAustin.com features Denise Austin, a nationally known fitness expert who has had a daily fitness show on television for over 15 years. The Company's shopping cart sells a variety of Denise Austin products on the Web site. Visitors and fans are able to shop online for their favorite Denise Austin signature exercise videos, books, equipment, gear, and private label apparel and nutraceuticals (when available), as well as sign up for her monthly news letter, enjoy fitness tips, exercises, motivation messages, and some of her favorite healthy recipes.

         Marketing: The Company operates the comprehensive shopping area on DeniseAustin.com, which offers a broad range of noncompeting products within the fitness industry. The Company derives income from two sources - advertising/branding revenues and e-commerce.

         Competition: Although there are a number of TV fitness shows, Denise Austin's Daily Workout is reputed to be the number one fitness show on television with over four million viewers each weekday morning. Ms. Austin's top-selling videos have captured a substantial part of the fitness video market.


Government Regulation
---------------------
         The Company is operating in the medical field which is subject to extensive federal, state and local regulations. Neither the PrimeCareTM Version 9, nor the CodeComplierTM require FDA filings.

Employees
---------
         The Company employs two full time employees, both of whom are non-salaried officers. Its subsidiary, PSI employs six salaried employees including officers, five of whom are full time and one is part time. All are salaried.

Item 2.  Properties
         ----------
The Company leases approximately 1,000 square feet of office space at 56 Harrison Street, New Rochelle, New York where it maintains its executive. The lease bears an annual rental of $22,117.08 and expires on June 30, 2005.

PSI leases approximately 3,634 square feet of office space in Newport News, VA. The lease bears an annual rental $44,798 until it expires on May 31, 2005.

Item 3.  Legal Proceedings
         -----------------
         TheCompany is not involved in any legal proceeding at this date.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         None
         ----

                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters.
         ----------------------------------------------------------------
The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol OCGT. The following table sets forth the range of high and low closing prices for the Company's Common Stock for the periods indicated. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions and may not represent actual transactions.

Fiscal Year Ended June 30, 2003                      High          Low
-------------------------------                      ----          ---
1st Quarter                                         .1600         .0600
2nd Quarter                                         .1000         .0400
3rd Quarter                                         .0900         .0400
4th Quarter                                         .0600         .0300

Fiscal Year Ended June 30, 2004                      High          Low
-------------------------------                      ----          ---
1st Quarter                                         .0600         .0300
2nd Quarter                                         .0500         .0200
3rd Quarter                                         .1000         .0300
4th Quarter                                         .0800         .0400

As of June 30, 2004 there were approximately 1,300 record holders of the Common Stock, which does not include stockholders whose shares are registered in "nominee" or "street" name. The closing bid price per share for the Common Stock on September 15, 2004 was $.03.

The Company has never paid cash dividends on its Common Stock. Payments of dividends are within the discretion of the Company's Board of Directors and will depend, among other factors, on earnings, capital requirements and the operating and financial condition of the Company. At the present time, the Company's anticipated requirements are such that it intends to follow a policy of retaining earnings, if any, in order to finance the development of its business.

Item 6.  Management's Discussion and Analysis
         ------------------------------------

                       Fiscal 2004 Compared to Fiscal 2003
General
-------
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere herein. The following discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include predictions, estimates and other statements that involve a number of risks and uncertainties. While this outlook represents the Company's current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies and Estimates
------------------------------------------
Discussion and analysis of the Company's financial condition and results of operations following are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles of the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

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

The Company had a write off of $187,819 of capitalized software costs during the year ended June 30, 2003 in compliance with the Company's policy relating to reevaluating the value and useful life of this long-lived asset.

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

Commissions received from vendors
---------------------------------
The Company acts as a commissioned broker by displaying vendor's products on the Company's Web sites. When a consumer indicates a desire to purchase an item, the order is collected through the Web site and processed by the third party seller. The Company receives a commission on such sale after it is consummated. When the Company is paid, it reports the "commissions" on a "net" basis in compliance with EITF 99-19. The Company reports commissions this way because: (a) it does not have any direct costs; (b) it does not purchase the product sold; and (c) it does not have any credit risk on the sale, and it does not handle or ship the product when sold. The Company notifies the seller of an interested buyer and it receives a commission check from the seller upon the consummation of a sale. At that time the Company reports the revenue on a "net" basis.

Advertising fees
----------------
The Company receives fees for placing advertisements on its Web sites. At the end of the month the Company sends an invoice to the advertiser and enters it on its books as income from advertising fees.

Software license fees
---------------------
The Company accounts for software license fees in accordance with SOP 97-2. Revenues are recognized when all of the following criteria are met: (a) persuasive evidence of an arrangement exists; (b) delivery has occurred; (c) the vendor's fee is fixed or determinable; and (d) collectiblity is probable. All licenses are evidenced by a written contract. License fees are either annual fees, generally payable quarterly in advance, or are based on uses, which are purchased before use. The license fee includes updates to the software, but only during the term of the license. The software contains considerable medical information and the Company keeps this medical content reasonably current. The Company does not sell the software or any updates separately and therefore, has not established VSOE. The Company will recognize income ratably over the license term.

Results of Operations
---------------------
Total revenues increased to $299,143 for the year ended June 30, 2004 from $224,020 for 2003. The increase in revenues came as the result of an increase in the sale of merchandise due an increase of visitors to our Web sites and the Company securing advertising contracts. Cost of sales increased from $120,540 for the year ended June 30, 2003 to $143,226 for the year ended June 30, 2004. The Company's revenues for the year ended June 30, 2004, consisted of: $236,389 from the sale of merchandise (an increase of $35,310 for the same period in 2003); $32,269 from advertising fees (an increase of $29,269 for the same period in 2003); and $30,485 from commissions (an increase of $10,544 over the same period in 2003).

Prior to September, 2002, The Company's income consisted of fees and commissions. The Company acted as a commissioned broker to sell various items of merchandise on its Web sites. In those instances, when a consumer indicated a desire to purchase an item, the order was collected through the Web site and processed by the third party seller and the Company received a commission on such sale after it was consummated. The Company still receives and reports "commissions" on a "net" basis in compliance with IETF 99-19. Although the Company continued to be a commission broker for certain merchandise, in September 2002, it also became a direct seller of one of the category of items it was previously selling as a commissioned broker. To accomplish this end, the Company purchased merchandise and maintains an inventory for sale on one of its Web sites. The Company is almost always paid by credit card at the time of purchase and ships the item from its inventory. This type of revenue stream is reported on a "gross" basis in compliance with IETF 99-19, because the Company purchases the merchandise from the source it selects; is at risk for the purchaser's credit; and it ships the merchandise. The Company reports the gross sales price as revenue and expenses the cost of the merchandise and the shipping costs as "cost of goods sold". As a result, the major cause for the increase in revenues is that revenues now reflect the total sales price, not just a commission. The gross profit from sales (revenues less cost of sales) for the year ended June 30, 2004, as compared to the same period for 2003, increased from $103,480 to $155,917. This results from basically two reasons: (1) the increased profit per sale resulting from the increased mark-up from selling from inventory rather than receiving a commission; and (2) an increase in the number of units sold as a result of an increase in the number of visitors to our Web site.

Marketing, general and administrative expenses increased $212,766 for the year ended June 30, 2004, as compared to the same period for 2003, primarily from the recognition of stock based compensation of 251,100 and a decrease of approximately: $36,000 in consulting expenditures for financial public relations.

Other product costs increased $17,403 for the year ended June 30, 2004, as compared to the same period for 2003, as a result of completion of certain projects, which reduced the amount charged to Capitalized Software Costs.. This is an increase of approximately 9%.

Liquidity and Capital Resources
-------------------------------
At June 30, 2004, the Company had a current ratio of .52 to 1 compared to 5.32 to 1 as of June 30, 2003. The decrease in current ratio is due to the exchange of notes receivable to marketable securities that were sold and the proceeds used to sustain operations. The net loss from operations for the year ended June 30, 2004, was $683,605 compared to $604,489 for the prior year. The increase in the net loss from operations was due to from the recognition of stock based compensation of $251,100 and an increase in revenues resulting in an increase in "gross profit" of $52,437, the increase in "marketing, general and administrative expenses" during the current year (see "marketing, general and administrative expenses" above), a decrease in "depreciation and amortization" of approximately $81,000 resulting from the write off during the prior year of $187,819 of "capitalized software costs" in compliance with the Company's policy relating to re-estimating the value and useful life of this long-lived asset (see "Critical Accounting Policies and Estimates - Capitalized Software Costs" above) offset by the net loss from the sale of "marketable securities" of $163,239. Approximately $538,000 or 79% of the net loss from operations for the year, were non-cash charges consisting of Depreciation and Amortization in the amount of $87,701; amortization of Prepaid Expenses in the amount of $26,617; and a loss in the amount of $163,239 resulting from the sale of marketable securities and from the recognition of stock based compensation of $251,100. The Company has experienced recurring losses from operations and has been unable to provide sufficient working capital from operations and has relied significantly on the sale of equity interests in the Company, and the exercise of warrants and loans from shareholders to fund its operations. The Company's auditors have included an explanatory paragraph regarding the ability of the Company to continue as a "going concern".

Cash on hand, inventory, receivables, and marketable securities were $66,040 at June 30, 2004. During the year ended June 30, 2004, the Company raised $179,209 through the sale of equity interests, consisting of $69,209 from the sale of common stock $110,000 from the sale of Series C Preferred stock. The Company also raised $162,761 from the sale of marketable securities. In addition, as of June 30, 2004, the Company has $130,000 of demand notes receivable related to the purchase of the Company's common stock through the exercise of warrants. Since June 30, 2004, the Company has received an additional $6,100 from the sale of common stock. Although, in the past, the Company's principal means of overcoming its cash shortfalls from operations was from the sale of the Company's stock, loans and the exercise of warrants, there can be no assurances that the Company will succeed in its efforts in the future.

Marketable securities
---------------------
The Company has advanced funds totaling $334,500, plus accrued interest at 7% per annum, pursuant to a grid note, dated February 4, 2002 (the "Note"). In consideration for these advances, the Company received warrants to purchase common stock of the borrower, exercisable over a period of three years from the date of issuance, at a price of $0.25 per share. The Company received a security interest in accounts receivable of the borrower anticipated to be generated under certain sales contracts which provide for borrower to install and maintain the health care system for certain countries. On October 10, 2003, the Company agreed to accept 3,709,230 restricted (unregistered) shares of the borrower's common stock, par value $0.0001 per share, (the "Stock") in full payment of the Note ($334,500 of principal, plus $36,423 of accrued interest, for the total amount of $370,923). The market value on October 10, 2003, of the Stock received was $704,753. During the year ended June 30, 2004, the Company realized $162,761 from the sale 3,260,000 shares, which resulted in a loss of $163,239.

Competition:
------------
The Company has not identified any competitive patient management system, which embodies all the features of the PrimeCareTM Version 9, in particular the complaint specific, interactive Questionnaires completed by the patient, and the report generated by the patient's responses. The Company believes that it has the only in-office patient management system and Web sites that enable physicians to obtain the patient's detailed HPI by having the patient answer problem-specific HPI Questionnaires on a PC in the office or via the Internet. However, other companies market systems, which may have some of the features of the PrimeCareTM System and some companies market medical office products, which perform different functions than those performed by the PrimeCareTM System. To date, market penetration by both The Company and its competitors has been limited.

The Market:
-----------
The Company's domestic and international markets for: (a) the PrimeCareTM Version 9 , the PCW, YOH and the YOD Sites are ambulatory/outpatient medical facilities, such as, primary care physicians, medical clinics, group practices, health maintenance organizations, health care insurance companies and in general, health care providers other than those providing care to patients confined to hospital beds; and (b) the YOH Site is for the use of the general public.

Revenue Sources and Marketing Strategy:
---------------------------------------
During the fiscal year ended June 30, 2002, the PrimeCareTM System was selected to be part of a major international health care information management program anticipated to be installed in a number of countries as their health care system. To date these contracts have not materialized.

The need for new approaches in health care delivery is critical. PrimeCare(TM) Version 9 is a software system that provides for the creation of new health care insurance products to meet the needs of millions of uninsured Americans at a cost tat they can afford. It will enable the insurer to reduce the cost of care for current enrollees and introduce new cost-effective products while maintaining the quality of care. Towards that goal discussions with major U.S. health insurers and foreign government sponsored health plans.

Licensing Fees:
---------------
The Company believes that the increased awareness of PrimeCare(TM) Version 9 will enhance the Company's ability to obtain additional contracts and annual licensing fees from large fixed population groups, which includes, but is not limited to, other countries, labor unions, medical insurance companies, HMOs, military forces and correctional facilities.

Advertising Fees:
-----------------
Advertising revenues are dependant upon the number of visitors that use the Company's Web sites. The Company believes that the use of PrimeCare(TM) Version 9 by licensees will increase awareness and use of the Company's Web sites and thus result in increased advertising fees.

Outcomes Research.
------------------
Potentially, the Company could receive fees or grants for conducting outcomes research for pharmaceutical companies, teaching hospitals, governmental agencies and philanthropic organizations. The Company anonymizes, encrypts and stores the data from both the completed diagnostic and follow-up Questionnaires. This ever-growing medical database can be analyzed in various ways to determine the effectiveness of treatment plans, medications, etc.

The Company has entered into an agreement with Hackensack University Medical Center ("HUMC"). The agreement provides for the use of the Company's Web sites by HUMC's medical services organization ("MSO"), North Jersey Medical Management Services, L.L.C. This MSO has over 1,000 physicians. HUMC, and its Physicians Hospital Organization, have created www.HUMCMD.net, a complete Physician/Patient Internet Service Provider ("ISP") providing top quality Internet connectivity to members of its physician network, plus access to key internal HUMC applications.

The HUMCMD site has both a "Physician Portal" and "Patient Portal". The site currently contains the Company's PCW Site and YOH Site. The Company's advertising revenues are dependent upon HUMC's marketing efforts to its Staff Physicians and patients.

Fitness Web Site:
-----------------
The Company's marketing of the Denise Austin website has been revised. The Company no longer operates DeniseAustin.com, however, the Company has entered into two agreements with the new manager of the Web site. Under one agreement, the Company operates the "shopping cart" on the site and the second agreement retains the Company as the exclusive seller of Denise Austin videos and DVDs. The new manager has agreed to commence an aggressive marketing campaign to promote the site. The Company's percentage of revenues has been reduced. However, the Company believes the increased visitors to the site, as a result of the marketing campaign being instituted by the new site manager, will result in greater net income for the Company. The fitness and wellness Web site known as www.DeniseAustin.com features Denise Austin, a nationally known fitness expert who has had a daily fitness show on television for over 15 years, the Company promotes and markets a variety of Denise Austin products on the Web site. Visitors and fans are able to shop online for their favorite Denise Austin signature exercise videos, books, equipment, gear, and private label apparel and nutraceuticals (when available), as well as sign up for her monthly news letter, enjoy fitness tips, exercises, motivation messages, and some of her favorite healthy recipes.

         Marketing: The Company operates the comprehensive shopping area on the DA Web site, which offers a broad range of noncompeting products within the fitness industry. The Company will share income from two sources - advertising revenues and e-commerce. The Company derives revenues from this operation.

         Competition: Although there are a number of fitness TV shows, Denise Austin's Daily Workout is reputed to be the number one fitness show on television with over four million viewers each weekday morning.

The Company believes that it could obtain sufficient working capital from operations through marketing PrimeCareTM Version 9 and its other Internet products, the.

Currently, the Company has lines of credit with RBC Centura Bank for a maximum of borrowing of $20,000 and has no material commitments for capital expenditures outstanding.

                       Fiscal 2003 Compared to Fiscal 2002
                       -----------------------------------
Results of Operations
---------------------
Total revenues increased to $224,020 for the year ended June 30, 2003 from $155,185 for 2002. Cost of sales increased from $80,439 for the year ended June 30, 2002 to $120,540 for the year ended June 30, 2003. The increase in sales and cost of sales resulted from a change in operations, which started in September, 2002 when the Company decided to purchase certain merchandise for resale on the Internet, rather than act as a commissioned broker.

Prior to September, 2002, The Company's income consisted of fees and commissions. The Company acted as a commissioned broker to sell various items of merchandise on its Web sites. In those instances, when a consumer indicated a desire to purchase an item, the order was collected through the Web site and processed by the third party seller and the Company received a commission on such sale after it was consummated. The Company still receives and reports "commissions" on a "net" basis in compliance with EITF 99-19. Although the Company continued to be a commission broker for certain merchandise, in September 2002, it also became a direct seller of one of the category of items it was previously selling as a commissioned broker. To accomplish this end, the Company purchased merchandise and maintains an inventory for sale on one of its Web sites. The Company is almost always paid by credit card at the time of purchase and ships the item from its inventory. This type of revenue stream is reported on a "gross" basis in compliance with EITF 99-19, because the Company purchases the merchandise from the source it selects; is at risk for the purchaser's credit; and it ships the merchandise. The Company reports the gross sales price as revenue and expenses the cost of the merchandise and the shipping costs as "cost of goods sold". As a result, the major cause for the increase in revenues is that revenues now reflect the total sales price, not just a commission. For the year ended June 30, 2003, the Company revenues consisted of:
$204,044 from the sale of merchandise; $14,176 from commissions; and $5,800 from advertising fees.

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

Item 7.  Financial Statements
         --------------------
The following are included and filed under this Item and appear immediately following the signature page on page 20:
                                                                   PAGE
                                                                   ----

         Report of Independent Registered Accounting Firm          F-1

         Independent Auditor's Report                              F1a

         Consolidated Balance Sheet - June 30, 2004                F-2

         Consolidated Statements of Operations -
         Years ended June 30, 2004 and 2003                        F-3

         Consolidated Statements of Shareholders'
         Equity  -  Years ended June 30, 2004 and 2003             F-4

         Consolidated Statements of Cash Flows -
         Years ended June 30, 2004 and 2003                        F-5

         Consolidated Statements of Comprehensive Income-
         Years ended June 30, 2004 and 2003                        F-6

         Notes to Consolidated Financial Statements                F-7


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
         ---------------------------------------------------------------
A Form 8-K was filed on October 20, 2003 and a Form 8-K was filed on November 12, 2003, both relating to the change in the Company's independent auditors.

Item 8A. Controls and Procedures
         -----------------------
The Company carried out an evaluation, with the participation of the Company's President and Vice President, of the effectiveness, as of June 30, 2004, of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e) of the Exchange Act), based on the evaluations of the controls and procedures required by paragraph (b) of the Exchange Act Rule 13a-15 or 15d-15. Based upon that evaluation, made at the end of the period, the Company's president and vice president concluded that the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in the period reports to the Securities and Exchange Commission, controls, or other factors which could significantly affect such controls including any corrective actions with regard to significant deficiencies or material weakness, since the Company's evaluation. Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, management has determined that considering the employees involved and the control procedures in place, risks associated with such lack of segregation are insignificant and the potential benefits of adding employees to clearly segregate duties does not justify the expense associated with such increase.

PART III

Item 9.  Directors and Executive Officers of the Registrant.
         ---------------------------------------------------
         The directors and executive officers of The Company are:

         Name                    Age                   Position
         ----                    ---                   --------

Edward C. Levine                 77             President and Director

Jarema S. Rakoczy                62             Vice President and Director

Jeffrey P. Nelson                60             Secretary and Director

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

                           Summary Compensation Table
                           --------------------------

                (a)                     (b)                         (c)
                                                         Long-term Compensation Awards
                                  Fiscal Year Ended         Securities Underlying
Name & Principal Position             June 30,                   Options/SARs
-------------------------             --------           -----------------------------
Edward C. Levine,                       2004                        - 0 -*
   President and Chief                  2003                        - 0 -
   Executive Officer                    2002                       750,000

Option Grants in Last Fiscal Year
---------------------------------

       (a)                 (b)                         (c)                    (d)              (e)
                    Number of Securities       % of Total Options/SARs    Exercise or
                        Underlying              Granted to Employees      Base Price
      Name          Options/SARs Granted           in Fiscal Year         ($/Share)       Expiration Date
----------------    --------------------       -----------------------    -----------     ---------------
Edward C. Levine          None                          0%                   $0.0
J. S. Rakoczy             None                          0%                   $0.0
J. P. Nelson              None                          0%                   $0.0


* During the fiscal year ended June 30, 2004, 1,500,000 warrants were issued to both Edward C. Levine and J. P. Nelson and 250,000 warrants were issued to J. S. Rakoczy. All of these warrants were issued without shares reserved for their exercise. Exercise of the warrants is subject to the occurrence of an increase in the number of the Company's authorized common shares from fifty million to one hundred million or more.

Aggregated Option Exercises in Last Fiscal Year
and Fiscal Year End Option Values
---------------------------------

The following table sets forth certain information regarding the exercise of stock options during the fiscal year ended June 30, 2004 and the fiscal year ended value of unexercised options for The Company's named executive officers.

                                                                         Value of
                  Shares         Value     Number of Unexercised         Unexercised In-the-money
                  Acquired       Realized  Options at Fiscal Year-End    Options at Fiscal Year End
Name              on Exercise    $         Exercisable/Unexercisable(1)  Exercisable/Unexercisable(2)
----              -----------    --------  ----------------------------  ----------------------------
E. C. Levine      -0-            $0        1,250,000 / 1,250,000         none
J. S. Rakoczy     -0-            $0        190,000 / 190,000             none
J. P. Nelson      -0-            $0        1,000,000 / 1,000,000         none

---------------------
Notes: (1) These Warrants could not be exercised because the exercise of these Warrants is conditioned upon the Company having increased the authorized number of its shares of Common Stock to one hundred million shares.

Notes: (2) Calculated based on the excess of the closing market price of The Company's common stock as reported on the OTC Bulletin Board on June 30, 2004 over the option exercise price.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------
The following table sets forth, as of September 11, 2004 certain information with respect to Common Stock ownership of (I) each person known by The Company to own beneficially more than 5% of the shares of The Company's Common Stock,
(ii) all directors, and (iii) all Officers and Directors as a group.


                Name and Address of          Amount & Nature of         Percent
Class           Beneficial Owner            Beneficial Ownership        of Class
-----           ----------------            --------------------        --------

Common          Edward C. Levine               538,826 - direct           1.18%
                56 Harrison Street
                New Rochelle, NY 10801

Common          Jarema S. Rakoczy              359,600 - direct            .87%
                56 Harrison Street
                New Rochelle, NY 10801

Common          Jeffrey P. Nelson              578,800 - direct           1.27%
                56 Harrison Street
                New Rochelle, NY 10801

Common          All directors and            1,477,226 - direct           3.32%
                officers as a group
                (3 Persons)

Item 12. Certain Relationships and Related Transactions
         ----------------------------------------------
On June 1, 2004, The Company authorized the issuance of, and thereafter issued, warrants to purchase shares of its Common Stock as follows: Edward C. Levine 1,500,000 warrants; Jeffrey P. Nelson 1,500,000 warrants; and Jarema S. Rakoczy 250,000 warrants; all at $.05 per share. Shares of the Company's common shares were not reserved for the exercise of these Warrants. Exercise is conditioned upon the Company having increased the authorized number of its shares of Common Stock to one hundred million shares.

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

A note payable to a shareholder in the amount of $100,000 is unsecured and bears interest in the form of warrants to purchase 100,000 shares, on or before February 4, 2004, of the Company's common stock at the purchase price of $0.10 per share. The warrants expired and were not exercised. The date for payment of the note has been extended through February 4, 2005.

A note payable to a shareholder of $50,000 is unsecured, bears interest at 4% per annum and is convertible into 5,000 shares of Series C Preferred Stock at the rate of $10 per share. The date for payment of the note has been extended through June 15, 2005.

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

**** 4.6 Certificate of Resolutions Creating Series C Preferred Stock, filed November 12, 2001 (incorporated by reference to Exhibit 4 to the Current Report on Form 8-K filed June 1, 1994)

     4.7 Certificate of Amendment No. 1 Filed to Modify the Certificate of Designation Creating Series C Preferred Stock, filed June 25, 2003.

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

     31.1         Section 302 Certification of President

     31.2         Section 906 Certification of President

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

*        Incorporated by reference to the Form 10-KSB for the Year ended June
         30, 1987.

**       Incorporated by reference to the Form 10-KSB for the Year ended June
         30, 1996.

***      Incorporated by reference to Form S-3 on Form SB -2 filed January 31,
         2002

Item 14. Principal Accountant Fees and Services
         --------------------------------------
Audit-Related Fees. OCG Technology, Inc. incurred aggregate fees and expenses of approximately $35,000 from Friedman, LLP for the fiscal year 2004 annual audit and for review of the 2004 fiscal year and for review of financial statements included in its Form 10-QSB for the 2004 fiscal year.

OCG Technology, Inc. incurred aggregate fees and expenses of approximately $25,000 from Arthur Yorkes & Company LLP for the fiscal year 2003 annual audit and for review of the 2003 fiscal year and for review of financial statements included in its Form 10-QSB for the 2003 fiscal year.

Tax Fees. OCG Technology, Inc. did not incur any tax fees to Friedman LLP and Arthur Yorkes & Company, LLP for the fiscal years 2004 and 2003 for professional services rendered for tax compliance, tax advice, and tax planning.

All of the services described above for the fiscal years 2004 and 2003 were approved by the Board of Directors pursuant to its policies and procedures. OCG Technology, Inc. intends to continue using Friedman LLP solely for audit and audit related services.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            OCG TECHNOLOGY, INC.

                                            By: /s/ EDWARD C. LEVINE
                                                -------------------------------
Dated:  October 13, 2004


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


/s/ EDWARD C. LEVINE           President and Director           October 13, 2004
------------------------       (Principal Executive, Financial
Edward C. Levine               and Accounting Officer)


/s/ JEFFREY P. NELSON          Secretary and Director           October 13, 2004
------------------------
Jeffrey P. Nelson


/s/ JAREMA S. RAKOCZY          Vice President and Director      October 13, 2004
------------------------
Jarema S. Rakoczy

[GRAPHIC OMITTED]       FRIEDMAN LLP
                        ACCOUNTANTS AND ADVISORS


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



TO THE BOARD OF DIRECTORS OF OCG TECHNOLOGY, INC.

         We have audited the accompanying consolidated balance sheet of OCG TECHNOLOGY, INC. as of June 30, 2004, and the related consolidated statements of operations, comprehensive loss, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OCG TECHNOLOGY, INC. as of June 30, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ FRIEDMAN LLP
-----------------------
New York, New York
October 12, 2004

                                     - F 1 -

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors
OCG Technology, Inc. and Subsidiaries
New Rochelle, New York


We have audited the accompanying consolidated statement of operations, cash flows and changes in shareholders' equity of OCG Technology, Inc. and Subsidiaries for the year ended June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the consolidated results of operations and cash flows of OCG Technology, Inc. and Subsidiaries for the year ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has experienced recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



ARTHUR YORKES & COMPANY LLP
New York, New York
September 3, 2003

                                    - F 1a -

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 2004

                                     ASSETS
                                     ------

Current assets
  Cash                                                                   $     29,257
  Accounts receivable                                                          14,074
  Inventory                                                                     9,232
  Marketable securities                                                        13,477
  Interest receivable                                                           7,702
  Prepaid expenses and other current assets                                    55,320
                                                                         ------------

        Total current assets                                                  129,062

Property and equipment, net                                                    15,108
Capitalized software costs, net                                               370,965
Other assets                                                                    4,972
                                                                         ------------

        Total assets                                                     $    520,107
                                                                         ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current liabilities
  Accounts payable and accrued expenses                                  $     83,176
  Notes payable, shareholder                                                  158,700
  Note payable, bank                                                            6,792
                                                                         ------------

        Total current liabilities                                             248,668
                                                                         ------------

Shareholders' equity
  Series C Preferred stock, $.10 par value; 200,000 shares authorized,
    issued and outstanding                                                     20,000
  Series E Preferred stock, $.10 par value; 100,000 shares authorized,
    33,333 shares issued and outstanding                                        3,333
  Common stock, $.01 par value; 50,000,000 shares authorized,
    45,580,582 shares issued                                                  455,806
  Additional paid-in capital                                               26,468,998
  Accumulated deficit                                                     (26,451,375)
  Subscription receivable                                                    (130,000)
  Accumulated unrealized loss on marketable securities                        (32,823)
                                                                         ------------

                                                                              333,939

  Less - Treasury stock, at cost (12,500 shares)                              (62,500)
                                                                         ------------

        Total shareholders' equity                                            271,439
                                                                         ------------

        Total liabilities and shareholders' equity                       $    520,107
                                                                         ============

See accompanying notes to consolidated financial statements.

                                    - F 2 -

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                       YEARS ENDED JUNE 30, 2004 AND 2003



                                                       2004            2003
                                                   ------------    ------------
Revenues
  Sales                                            $    299,143    $    224,020
  Cost of sales                                         143,226         120,540
                                                   ------------    ------------

                                                        155,917         103,480
                                                   ------------    ------------

Expenses
  Marketing, general and administrative                 415,649         202,883
  Depreciation and amortization                          87,701         169,329
  Write-off of capitalized software costs                    --         187,819
  Product development costs                             186,486         169,083
                                                   ------------    ------------

                                                        689,836         729,114
                                                   ------------    ------------

        Net loss from operations                       (533,919)       (625,634)

Loss from sale of marketable securities                (163,239)             --
Interest - net                                           13,553          21,145
                                                   ------------    ------------

        Net loss                                   $   (683,605)   $   (604,489)
                                                   ============    ============

Weighted average number of shares outstanding        42,866,734      40,346,232

Loss per common share, basic and diluted           $      (0.02)   $      (0.01)

See accompanying notes to consolidated financial statements.

                                    - F 3 -

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                            YEAR ENDED JUNE 30, 2004

                                                                Preferred Stock              Preferred Stock
                                   Common Stock                     Series C                     Series E             Additional
                            ---------------------------   ---------------------------   --------------------------      Paid-in
                               Shares         Amount         Shares         Amount         Shares         Amount        Capital
                            ------------   ------------   ------------   ------------   ------------   ------------   ------------
Balance, July 1, 2002         39,173,614   $    391,736         60,000   $      6,000         33,333   $      3,333   $ 25,486,759

Issuance of preferred
  shares - Series C                   --             --         30,666          3,067             --             --         88,933

Note converted to
  Series C                            --             --         72,664          7,266             --             --        210,734

Net loss                              --             --             --             --             --             --             --

Issuance of warrants                  --             --             --             --             --             --         24,000

Exercise of warrants           2,100,000         21,000             --             --             --             --        189,000
                            ------------   ------------   ------------   ------------   ------------   ------------   ------------

Balance, June 30, 2003        41,273,614        412,736        163,330         16,333         33,333          3,333     25,999,426

Issuance of preferred
  shares - Series C                   --             --         36,670          3,667                            --        106,333

Issuance of common shares      4,306,968         43,070             --             --             --             --        106,139

Net loss                              --             --             --             --             --             --             --

Issuance of warrants                  --             --             --             --             --             --        257,100

Unrealized holding loss
  on investments
  arising during the year             --             --             --             --             --             --             --
                            ------------   ------------   ------------   ------------   ------------   ------------   ------------

Balance, June 30, 2004        45,580,582   $    455,806        200,000   $     20,000         33,333   $      3,333   $ 26,468,998
                            ============   ============   ============   ============   ============   ============   ============




                                            Accumulated
                              Treasury    Unrealized Loss   Accumulated     Subscription
                               Stock       on Investments     Deficit        Receivable
                            ------------    ------------    ------------    ------------
Balance, July 1, 2002       $    (62,500)   $         --    $(25,163,281)   $    (65,000)

Issuance of preferred
  shares - Series C                   --              --              --              --

Note converted to
  Series C                            --              --              --              --

Net loss                              --              --        (604,489)             --

Issuance of warrants                  --              --              --              --

Exercise of warrants                  --              --              --         (65,000)
                            ------------    ------------    ------------    ------------

Balance, June 30, 2003           (62,500)             --     (25,767,770)       (130,000)

Issuance of preferred
  shares - Series C                   --              --              --              --

Issuance of common shares             --              --              --              --

Net loss                              --              --        (683,605)             --

Issuance of warrants                  --              --              --              --

Unrealized holding loss
  on investments
  arising during the year             --         (32,823)             --              --
                            ------------    ------------    ------------    ------------

Balance, June 30, 2004      $    (62,500)   $    (32,823)   $(26,451,375)   $   (130,000)
                            ============    ============    ============    ============

See accompanying notes to consolidated financial statements.

                                    - F 4 -

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       YEARS ENDED JUNE 30, 2004 AND 2003

                                                                2004          2003
                                                             ----------    ----------
Cash flows from operating activities
  Net loss                                                   $ (683,605)   $ (604,489)
                                                             ----------    ----------
  Adjustments to reconcile net loss to net
    cash used in operating activities
      Depreciation and amortization                              87,701       169,329
      Issuance of stock and warrants for services
        and compensation                                        337,100        24,000
      Loss on sale of marketable securities                     163,239            --
      Write-off of capitalized software costs                        --       187,819
      Changes in assets and liabilities
        Receivables                                             (25,594)      (25,295)
        Prepaid expenses and other current assets               (50,277)       39,834
        Inventory                                                 3,028         2,271
        Accounts payable and accrued expenses                    12,520        18,057
                                                             ----------    ----------

        Total adjustments                                       527,717       416,015
                                                             ----------    ----------

           Net cash used in operating activities               (155,888)     (188,474)
                                                             ----------    ----------

Cash flows from investing activities
  Decrease in notes receivable                                       --        (9,500)
  Capitalized software develoment costs                        (159,503)     (185,679)
  Increase in property and equipment                            (11,055)      (20,797)
  Proceeds from sale of marketable securities                   162,761            --
                                                             ----------    ----------

           Net cash used in investing activities                 (7,797)     (215,976)
                                                             ----------    ----------

Cash flows from financing activities
  Increase in notes payable                                          --       137,200
  Increase in note payable - bank                                 2,901         3,891
  Proceeds from sale of common stock                             69,209       145,000
  Proceeds from sale of Series C Preferred Stock                110,000        92,000
                                                             ----------    ----------

           Net cash provided by financing activities            182,110       378,091
                                                             ----------    ----------

Net increase (decrease) in cash                                  18,425       (26,359)

Cash, beginning of year                                          10,832        37,191
                                                             ----------    ----------

Cash, end of year                                            $   29,257    $   10,832
                                                             ==========    ==========

Noncash investing and financing activities
  Exchange of note receivable and related accrued interest
    for marketable securities                                $  372,300    $        0
                                                             ==========    ==========

See accompanying notes to consolidated financial statements.

                                    - F 5 -

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS
                       YEARS ENDED JUNE 30, 2004 AND 2003



                                                         2004           2003
                                                      ----------     ----------

Net loss                                              $ (683,605)    $ (604,489)

Unrealized loss on investments                           (32,823)            --
                                                      ----------     ----------

       Comprehensive loss                             $ (716,428)    $ (604,489)
                                                      ==========     ==========

See accompanying notes to consolidated financial statements.

                                    - F 6 -

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Organization

         OCG Technology, Inc. ("OCG" or the "Company") is developing and marketing software and diagnostic products for the healthcare industry. In addition, the Company is selling various health and fitness products on its Web sites.

    Basis of Presentation

         The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

    Use of Estimates

         Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

    Revenue Recognition

         The Company has four sources of income: (1) sale of inventoried merchandise on its Web sites; (2) commissions received from vendors who link to its Web sites; (3) advertising fees; and (4) software license fees.

    Sale of Inventoried Merchandise. This revenue stream is reported on a "gross" basis, because the Company purchases the merchandise from the supplier; is at risk for the purchaser's credit; and ships the merchandise. The Company reports the gross sales price as revenue and the cost of the merchandise and the shipping costs as "cost of sales". The Company is principally paid by credit card at the time of purchase. Sales are booked when the merchandise is shipped.

    Commissions Received from Vendors. The Company acts as a commissioned broker by displaying vendor's products on the Company's Web sites. When a consumer indicates a desire to purchase an item, the order is collected through the Web site and processed by the third party seller. The Company receives a commission on such sale after it is consummated. When the Company is paid, it reports the "commissions" on a "net" basis because: (a) the supplier is required to provide the product; (b) it does not purchase the product sold; and (c) it does not have any credit risk on the sale.

                                    - F 7 -

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    Revenue Recognition (Continued)

    Advertising Fees. The Company receives fees for placing advertisements on its Web sites. At the end of each month, the Company recognizes income from advertising fees.

    Software License Fees. The Company recognizes revenues from software license fees when all of the following criteria are met: (a) persuasive evidence of an arrangement exists; (b) delivery has occurred; (c) the vendor's fee is fixed or determinable; and (d) collectibility is probable. The Company is currently marketing its software, but has not generated any software license fees during the years ended June 30, 2004 and 2003.

    Property and Equipment

         Property and equipment are carried at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets.

    Capitalized Software Costs

         The Company accounts for the development cost of software intended for sale in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." ("SFAS 86"). SFAS 86 requires product development costs to be charged to expense as incurred until technological feasibility is attained. Technological feasibility is attained when the Company's software has completed system testing and has been determined viable for its intended use.

         Capitalized software is amortized using the straight-line method over the estimated economic lives of the assets, ranging from three to five years. The Company recorded capitalized software amortization, included in "Depreciation and Amortization" in the accompanying consolidated statement of operations, of $74,263 and $138,961 during the years ended June 30, 2004 and 2003, respectively.

                                  (Continued)

                                    - F 8 -

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    Impairment of Long-Lived Assets

         The Company accounts for the impairment and disposal of long-lived assets utilizing Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 requires that long-lived assets, such as property and equipment and capitalized software costs, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of an asset is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

         In 2003, the Company wrote off $187,819 of capitalized software costs associated with prior versions of its technology.

    Accounts Receivable

         Accounts receivable are stated at the amount management expects to collect. An allowance for doubtful accounts is recorded based on a combination of historical experience, aging analysis and information on specific accounts. Management has determined that no allowance is necessary at June 30, 2004.

    Inventory

         Inventory consists of health and fitness products and is stated at the lower of cost (first-in, first-out) or market.

    Concentrations of Credit Risk

         At June 30, 2004, the Company maintained cash balances in banks and brokerage firms. Bank balances are insured for up to $100,000 by the Federal Deposit Insurance Corporation, and those in the brokerage firms are insured for up to $500,000 by the Securities Investor Protection Corporation.

                                  (Continued)

                                    - F 9 -

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    Investment in Available-for-Sale Securities

         Investments, consisting of marketable equity securities, are classified as available-for-sale securities and are carried at fair value. Unrealized gains and losses are reported as a separate component of stockholders' equity, net of applicable income taxes. The Company calculates its gains (losses) on the sale of marketable securities on a first-in, first-out basis. net unrealized losses at June 30, 2004 were $32,823. These unrealized gains and losses are presented as other comprehensive income (loss) and as a component of shareholders' equity.

    Financial Instruments

         It was not practicable to estimate the fair value of the notes payable, shareholder, because no market exists for such instruments.

    Comprehensive Income (Loss)

         Comprehensive income (loss) is the total of (1) net income (loss) plus
    (2) all other changes in net assets arising from nonowner sources, which are referred to as other comprehensive income (loss). Other comprehensive income
    (loss) consists of net unrealized (gains) losses from marketable securities. The Company has presented a separate statement of comprehensive loss.

    Income Taxes

         The Company applies the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be settled or recovered.

    Per Share Data

         Basic income (loss) per share is computed by dividing the net income
    (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted income per share is computed by dividing the net income by the weighted average number of shares of common stock, Series C Preferred Stock and stock warrants outstanding during the year. Stock warrants and Series C Preferred Stock have been excluded from the diluted loss per share because their effect would have been antidilutive.

                                  (Continued)

                                    - F 10 -

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    Reclassifications

         Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.


2 - GOING CONCERN

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

         The Company has experienced recurring losses from operations and has relied on the sale of equity interests in the Company to fund its operations. If necessary, the Company intends to provide additional working capital through the sale of its equity securities. Although in the past the Company has been able to provide working capital through the sale of its equity securities, there can be no assurances that the Company will succeed in its efforts, which creates a doubt about its ability to continue as a going concern.

         The Company's marketing efforts are concentrated on its software products that would be part of a major international health care information management program used by a number of countries as their health care system. The first of these contracts was awarded to create a health care information infrastructure for a nation of 11 million people. During the fourth quarter of 2004, the Company, having been advised that this contract was not being funded, postponed indefinitely further efforts to pursue it. The Company is continuing its marketing efforts in another country and is also focusing its efforts on the insurance and other medical related industries as a means of generating revenues.


3 - PROPERTY AND EQUIPMENT

         Property and equipment at June 30, 2004 consist of the following:

             Machinery and equipment                          $    293,830

             Less - Accumulated depreciation                       278,722
                                                              ------------

                                                              $     15,108
                                                              ============

         Depreciation on property and equipment was $13,438 and $30,368 for the years ended June 30, 2004 and 2003, respectively.

                                  (Continued)

                                    - F 11 -

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4 - SHAREHOLDERS' EQUITY

    Preferred Stock

         On July 12, 1984, the shareholders of OCG approved the creation of a class of 1,000,000 shares of preferred stock, and authorized the Board of Directors to establish and designate the number of shares and relative rights, preferences and limitations of such preferred stock.

    Series E Preferred Stock

         Series E Preferred Stock (i) is non-convertible with the right to vote on the same basis as the holders of OCG's common stock, (ii) may be redeemed in whole or in part at the option of OCG at a price of $30 per share plus all accrued and unpaid dividends thereon, and (iii) has the right to dividends which are not cumulative and are limited to a fraction, as defined, of all cash dividends declared.

    Series C Preferred Stock

         Series C Preferred Stock (i) is convertible into one hundred shares of common stock for each share of Series C Preferred Stock converted, unless there is an increase in the number of the Company's authorized shares of common stock; (ii) provides the holders with one hundred votes per share held and the right to vote for any purpose that the holders of the Company's common stock may vote; (iii) provides dividends that are not cumulative and are equal, on a per share basis, to one hundred times the amount per share distributable to the holders of one share of the common stock, and (iv) in the event of any voluntary or involuntary liquidation, entitles the holders to receive out of the assets of the Company an amount per share equal to one hundred times the amount per share to be distributed to the holders of one share of the common stock.

    Common Stock

         During 2004, the Company sold an aggregate of 2,306,968 shares of common stock for $69,209, or $0.03 per share. These shares were not registered and bear a restrictive legend.

         Also during 2004, the Company issued an aggregate of 2,000,000 shares of common stock in payment for a one-year contract for services to be performed. The contract is being expensed over a one-year period. These shares were not registered and bear a restrictive legend. The closing market price on the day the sale was authorized was $0.04.

                                  (Continued)

                                    - F 12 -

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4 - SHAREHOLDERS' EQUITY (Continued)

    Common Stock (Continued)

         During 2004, the Company issued warrants to purchase a total of 15,000 shares of the Company's common stock at the exercise price of $0.15 per share for services rendered in accordance with the terms of a consulting agreement. The warrants will expire between September 1, 2005 and December 1, 2005. The Company reflected a total expense of $6,000 for the year ended June 30, 2004.

         During 2004, the Company sold 36,670 shares of the Company's Series C Preferred Stock for $110,000, or $3.00 per share.

         In 2003, 103,330 shares of Series C Preferred Stock were issued for $310,000.

         In 2003, 2,100,000 shares of common stock were issued upon exercise of warrants for $145,000 in cash and $65,000 in subscription receivables.

    Warrants

         The Company has issued warrants to directors, employees, and nonemployees for services rendered. The fair value of warrants issued to nonemployees is recognized as expenses at the grant date. Except for the warrants issued to full-time, nonsalaried officers, the Company applies the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", in measuring compensation expense for directors and employees and to provide pro forma net income and pro forma earnings per share disclosures for warrants made as if the fair-value-based method defined in SFAS No. 123 had been applied. The compensation expense related to warrants issued to the full-time, nonsalaried officers totaled $251,100 during the year ended June 30, 2004. The Company has elected to continue to apply the provisions of APB No. 25 in accounting for its warrants issued to the remaining director and employees and, accordingly, no compensation cost has been recognized for those stock warrants in the financial statements.

                                  (Continued)

                                    - F 13 -

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4 - SHAREHOLDERS' EQUITY (Continued)

    Warrants (Continued)

         Had compensation expense for the warrants been determined for the year ended June 30, 2004 based on fair values at the grant dates, the Company's net loss per share would have been as follows:

        Net loss
          As reported                                        $  (683,605)
          Pro forma                                             (789,691)

        Basic and diluted income (loss) per share
          As reported                                           (.02)
          Pro forma                                             (.02)

         The weighted average fair value of warrants granted during 2004 was estimated on the date of grant using the Black-Scholes option-pricing model, and the following assumptions:

        Expected volatility                                     155.74%
        Risk-free interest rate                                 3.63%
        Expected life                                           1 year
        Dividend yield                                          0%
        Forfeiture rate                                         0%

         Warrant activity for the years ended June 30, 2004 and 2003 is summarized as follows:

                                                     2004              2003
                                                 ------------      ------------

        Outstanding at beginning of year         $  5,883,056(a)   $ 10,410,056
        Warrants granted                            8,940,000(b)             --
        Warrants exercised                                 --        (2,100,000)
        Warrants canceled                            (279,000)       (2,427,000)
                                                 ------------      ------------

        Outstanding at end of year               $ 14,544,056(c)   $  5,883,056
                                                 ============      ============

        (a) 5,749,056 of the 5,883,056 warrants outstanding at July 1, 2003 were issued without common stock reserved for their exercise. Exercise of these warrants is conditioned upon the shareholders approving an increase of the authorized common stock to at least 100,000,000 shares.

                                  (Continued)

                                    - F 14 -

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4 - SHAREHOLDERS' EQUITY (Continued)

    Warrants (Continued)

        (b) Of the 8,940,000 warrants issued during the fiscal year ended June 30, 2004, only 15,000 warrants had shares reserved for issue upon their exercise. The balance of 8,925,000 warrants were issued without common stock reserved for their exercise. Exercise of these warrants is conditioned upon the shareholders approving an increase of the authorized common stock to at least 100,000,000 shares.

        (c) At June 30, 2004, only 149,000 of the 14,554,056 outstanding warrants have shares of OCG common stock reserved for their future issue. The balance of 14,395,056 warrants will be exercisable for a period of one year after the date on which the shareholders approve an increase in the number of authorized common stock to at least 100,000,000 shares.

         The Company intends to ask the shareholders to increase the number of authorized shares for various reasons, one of which is to have enough reserves of common stock to enable all outstanding warrants to be exercised.


5 - MARKETABLE SECURITIES

         The Company had advanced funds totaling $334,500, plus accrued interest at 7% per annum, pursuant to a grid note, dated February 4, 2002 (the "Note"). In consideration for these advances, the Company received warrants to purchase common stock of the borrower, exercisable over a period of three years from the date of issuance, at a price of $0.25 per share. The Company received a security interest in accounts receivable of the borrower anticipated to be generated under certain sales contracts which provide for the borrower to install and maintain the Company's software products in the health care system of certain countries. The Company is also a subcontractor of the borrower.

                                  (Continued)

                                    - F 15 -

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5 - MARKETABLE SECURITIES (Continued)

         On October 10, 2003, the Company agreed to accept 3,709,230 restricted (unregistered) shares of the borrower's common stock, par value $0.0001 per share, in full payment of the note and accrued interest. These equity securities are classified as available-for-sale securities and are carried at fair value. Unrealized gains and losses are reported as a separate component of shareholders' equity, net of applicable income taxes. Realized gains and losses and declines in value deemed to be other than temporary on available-for-sale securities are included in other income. During the year ended June 30, 2004, the Company sold 3,260,000 shares of the stock for a net sales price of $162,761 and realized a loss of $163,239 on the sale. The Company valued the remaining stock to reflect its fair value as of June 30, 2004 based on the price applied in the sale of the securities to a private investor during the year. The price per share of stock on that date was $0.03.


6 - NOTES PAYABLE

         A note of $8,700 is payable to a shareholder.

         A note payable to a shareholder in the amount of $100,000 is unsecured and bears interest in the form of warrants to purchase 100,000 shares, on or before February 4, 2004, of the Company's common stock at the purchase price of $0.10 per share. The warrants expired and were not exercised. The date for payment of the note has been extended through February 4, 2005.

         A note payable to a shareholder of $50,000 is unsecured, bears interest at 4% per annum and is convertible into 5,000 shares of Series C Preferred Stock at the rate of $10 per share. The date for payment of the note has been extended through June 15, 2005.

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

                                  (Continued)

                                    - F 16 -

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7 - COMMITMENTS

    Lease Commitments

         The Company leases office space under noncancelable operating leases which expire at various dates through 2006. Certain leases include provisions requiring the Company to pay a proportionate share of the increase in real estate taxes and operating expenses over base period amounts. Minimum future annual rental payments are approximately as follows:

                Year Ending
                  June 30,
                -----------

                    2005                        $    67,000
                    2006                             22,000
                                                -----------

                                                $    89,000
                                                ===========

         Rent expense was $66,915 and $64,138 for the years ended June 30, 2004 and 2003, respectively.


8 - INCOME TAXES

         At June 30, 2004, the Company had a net operating loss carryforward of approximately $14,500,000 available to reduce its future Federal taxable income, if any, through 2024. The Company recorded a valuation allowance for the entire net operating loss carry forward due to the uncertainty of realizing any related tax benefits.

                                    - F 17 -