Form 10QSB
period 2004-09-30
OCG TECHNOLOGY INC
filed 2004-11-19
CIK 73779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004
                                               ------------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           Class                          Shares Outstanding at November 6, 2004
-----------------------------             --------------------------------------
Common Stock ($.01 par value)                         49,890,582 Shares

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES


                                      INDEX

PART 1. FINANCIAL INFORMATION                                        PAGE NUMBER
-----------------------------                                        -----------

Item  1.  Financial Statements

         Consolidated Condensed Balance Sheets
         September 30, 2004 and June 30, 2004                             1

         Consolidated Condensed Statements of Operations for the
         Three Months Ended September 30, 2004 and 2003                   2

         Consolidated Condensed Statements of Cash Flow for
         the Three Months Ended September 30, 2004 and 2003               3

         Notes to Consolidated Condensed Financial Statements             4

Item  2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations                            11

Item  3.  Controls and Procedures                                        18

PART II - OTHER INFORMATION
---------------------------

Item 2.   Changes In Securities                                          19

Item 6.   Exhibits and Reports on Form 8-K                               19

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                    September 30, 2004         June 30, 2004
                                                                                    ------------------    ------------------
ASSETS                                                                                      (UNAUDITED             (AUDITED)
       Current Assets:
       Cash                                                                         $            6,508    $           29,257
       Accounts receivable                                                                      21,046                14,074
       Inventory                                                                                 9,253                 9,232
       Marketable securities                                                                                          13,477
       Other current assets                                                                     35,320                55,320
       Interest receivable                                                                       8,984                 7,702
                                                                                    ------------------    ------------------
              Total current assets                                                              81,111               129,062

Property and equipment, net of accumulated depreciation of
       ($636,036) and ($631,959)                                                                12,081                15,108
Capitalized software costs, net of accumulated amortization
       ($542,124) and ($526,719)                                                               364,450               370,965
Other assets                                                                                     4,972                 4,972
                                                                                    ------------------    ------------------
              Total assets                                                          $          462,614    $          520,106
                                                                                    ==================    ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable and accrued expenses                                                     97,919                83,174
      Credit line - bank                                                                        16,674                 6,792
      Notes Payable, shareholders                                                              158,700               158,700
                                                                                    ------------------    ------------------
                    Total liabilities                                                          273,293               248,666
                                                                                    ------------------    ------------------

Shareholders' equity: (Note 4)
       Series C Preferred stock $.10 par value (200,000 authorized, 200,000 and
              163,330 issued & outstanding, respectively)                                       20,000                20,000
       Series E Preferred stock $.10 par value (100,000 authorized; 33,333 issued
              and outstanding)                                                                   3,333                 3,333
       Common stock $.01 par value (50,000,000 authorized; 41,273,613 issued )                 467,406               455,806
       Additional paid-in capital                                                           26,468,998            26,468,998
       Accumulated deficit                                                                 (26,577,916)          (26,451,375)
       Stock subscriptions receivable                                                         (130,000)             (130,000)
       Unrealized loss on marketable securities                                                                      (32,823)
                                                                                    ------------------    ------------------
                                                                                               251,821               333,939

      Less: treasury stock, at cost (12,500 shares)                                            (62,500)              (62,500)
                                                                                    ------------------    ------------------
                     Total shareholders' equity                                                209,321               271,439
                                                                                    ------------------    ------------------
Total liabilities and shareholders' equity                                          $          462,614    $          520,106
                                                                                    ==================    ==================

See accompanying notes to consolidated condensed financial statements

                                  (Continued)

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                       Three Months Ended
                                                                          September 30,
                                                                  ----------------------------
                                                                      2004            2003
                                                                  ------------    ------------
Revenues                                                          $     82,145    $     73,442
Less: Cost of sales                                                     43,089          33,928
                                                                  ------------    ------------
      Gross margin                                                      39,056          39,514
                                                                  ------------    ------------

Expenses:
Marketing, general and administrative                                   47,838          34,813
Depreciation and amortization                                           31,419          19,482
Product development costs                                               46,236          42,202
                                                                  ------------    ------------
Total expenses                                                         125,493         133,096
                                                                  ------------    ------------

Loss from continuing operations                                        (86,437)        (50,013)

Loss on sale of marketable securities                                  (41,300)             --
Interest - net                                                           1,196          (6,970)
                                                                  ------------    ------------
Net loss                                                          ($   126,542)   ($    50,013)
                                                                  ============    ============

Weighted average number of shares outstanding during the period     45,762,903      41,273,613
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

                                  (Continued)

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              Three Months Ended
                                                                                 September 30,
                                                                         ----------------------------
                                                                             2004            2003
                                                                         ------------    ------------
Cash flows from operating activities:
       Net loss                                                          ($   126,542)   $   (110,706)
                                                                         ------------    ------------
       Adjustments to reconcile net loss to net cash used
              in operating activities:
       Depreciation and amortization                                           31,419          39,036
       Issuance of stock and warrants for services                                              6,000
       Loss from sale of securities                                            41,300              --

Changes in assets and liabilities
       Receivables                                                             (8,254)         (8,179)
       Prepaid expenses and other current assets                               20,000          26,896
       Inventory                                                                  (21)          1,368

       Accounts payable and accrued expenses                                   14,744           3,874
                                                                         ------------    ------------
                    Total adjustment                                           99,188          68,995
                                                                         ------------    ------------
                    Net cash used in operating activities                     (27,354)        (41,711)
                                                                         ------------    ------------

Cash flows from investing activities:
       Decrease in note receivable                                                  0           9,500
       Capitalized software development costs                                 (21,878)        (43,673)
       Proceeds from sale of marketable securities                              5,000              --
       Increase in property and equipment                                                      (7,350)
                                                                         ------------    ------------
                           Net cash used in investing activities              (16,878)        (60,523)
                                                                         ------------    ------------

Cash flows from financing activities:
       Increase (decrease) in notes payable                                                    56,967
       Increase in credit line                                                  9,883              --
       Proceeds from sale of common stock                                      11,600           9,500

                                                                         ------------    ------------

                           Net cash provided by financing                      21,483          66,467
                                                                         ------------    ------------

Net decrease in cash                                                           22,749          35,767

Cash, beginning of period                                                      29,257          37,191
                                                                         ------------    ------------

Cash, end of period                                                      $      6,508    $      1,424
                                                                         ============    ============

      See accompanying notes to consolidated condensed financial statements

                                  (Continued)

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization

          OCG Technology, Inc. ("OCG" or the "Company") is developing and marketing software and diagnostic products for the healthcare industry. In addition, the Company is selling various health and fitness products on its Web sites.

     Basis of Presentation

          In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses. Actual results and outcomes may differ significantly from management's estimates and assumptions.

          Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-QSB should be read in conjunction with the audited financial statements and notes included in the Form 10-KSB for the year ended June 30, 2004.

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

                                  (Continued)

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Revenue Recognition (Continued)

     Commissions Received from Vendors. The Company acts as a commissioned broker by displaying vendor's products on the Company's Web sites. When a consumer indicates a desire to purchase an item, the order is collected through the Web site and processed by the third party seller. The Company receives a commission on such sale after it is consummated. When the Company is paid, it reports the "commissions" on a "net" basis in compliance with EITF 99-19. The Company reports commissions this way because: (a) the supplier is required to provide the product; (b) it does not purchase the product sold; and (c) it does not have any credit risk on the sale. The Company notifies the seller of an interested buyer and receives a commission check from the seller upon the consummation of a sale.

     Advertising Fees. The Company receives fees for placing advertisements on its Web sites. At the end of each month, the Company recognizes income from advertising fees.

     Software License Fees. The Company recognizes revenues from software license fees when all of the following criteria are met: (a) persuasive evidence of an arrangement exists; (b) delivery has occurred; (c) the vendor's fee is fixed or determinable; and (d) collectibility is probable. The Company is currently marketing its software, but has not generated any software license fees during the periods ended September 30, 2004 and 2003.

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

                                  (Continued)

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Impairment of Long-Lived Assets

          The Company accounts for the impairment and disposal of long-lived assets utilizing Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 requires that long-lived assets, such as property and equipment, and capitalized software costs, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of an asset is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

     Accounts Receivable

          Accounts receivable are stated at the amount management expects to collect. An allowance for doubtful accounts is recorded based on a combination of historical experience, aging analysis and information on specific accounts. Management has determined that no allowance is necessary at September 30, 2004.

     Inventory

          Inventory consists of health and fitness products and is stated at the lower of cost (first-in, first-out) or market.

     Concentrations of Credit Risk

          At September 30, 2004, the Company maintained cash balances in banks and brokerage firms. Bank balances are insured for up to $100,000 by the Federal Deposit Insurance Corporation, and those in the brokerage firms are insured for up to $500,000 by the Securities Investor Protection Corporation.

                                  (Continued)

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                                  (Continued)

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


2  - GOING CONCERN

          The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed below, the Company has suffered recurring losses from operations and negative cash flows that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described below. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                                  (Continued)

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


3 - SHAREHOLDERS' EQUITY

             During the three months ended September 30, 2004, an aggregate of 11,600 shares of the Company's common stock were sold for $11,600, or $0.01 per share plus warrants to purchase 16,600 shares at $0.02 per share. No shares of common stock are reserved for the exercise of the warrants. Exercise of the warrants is contingent upon the shareholders approving an increase in the authorized common stock to at least 100,000,000 shares.

4 - MARKETABLE SECURITIES

          The Company had advanced funds totaling $334,500, plus accrued interest at 7% per annum, pursuant to a grid note, dated February 4, 2002 (the "Note"). In consideration for these advances, the Company received warrants to purchase common stock of the borrower, exercisable over a period of three years from the date of issuance, at a price of $0.25 per share. The Company received a security interest in accounts receivable of the borrower anticipated to be generated under certain sales contracts which provide for the borrower to install and maintain the health care system for certain countries. The Company is also a subcontractor of the borrower. The borrower has announced that it has received the first of these contracts. However, to date these contracts have not materialized.

          On October 10, 2003, the Company agreed to accept 3,709,230 restricted (unregistered) shares of the borrower's common stock, par value $0.0001 per share (the "Stock"), in full payment of the note and accrued interest. These equity securities are classified as available-for-sale securities and are carried at fair value. Unrealized gains and losses are reported as a separate component of shareholders' equity, net of applicable income taxes. Realized gains and losses and declines in value deemed to be other than temporary on available-for-sale securities are included in other income. During the year ended June 30, 2004, the Company sold 3,260,000 shares of the stock for a net sales price of $162,761 and realized a loss of $163,239 on the sale. During the quarter ended September 30, 2004, the Company sold the balance of the shares for $5,000, realizing a loss of $41,300.

                                  (Continued)

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5 - NOTES PAYABLE, SHAREHOLDER

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

                                  (Continued)

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           A SUMMARY OF INCREASES (DECREASES) IN THE ITEMS INCLUDED IN
               THE CONSOLIDATED STATEMENTS OF LOSS IS SHOWN BELOW:


General
-------
The following discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements and Notes thereto appearing elsewhere herein. The following discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include predictions, estimates and other statements that involve a number of risks and uncertainties. While this outlook represents the Company's current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein.

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


Critical Accounting Policies and Estimates
------------------------------------------
Our discussion and analysis of our financial condition and results of operations following are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles of the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

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

Commissions received from vendors
---------------------------------
The Company acts as a commissioned broker by displaying vendors' products on the Company's Web sites. When a consumer indicates a desire to purchase an item, the order is collected through the Web site and processed by the third party seller. The Company receives a commission on such sale after it is consummated. When the Company is paid, it reports the "commissions" on a "net" basis in compliance with EITF 99-19. The Company reports commissions this way because: (a) it does not have any direct costs; (b) it does not purchase the product sold; and (c) it does not have any credit risk on the sale, and it does not handle or ship the product when sold. The Company notifies the seller of an interested buyer and it receives a commission check from the seller upon the consummation of a sale. At that time we report the revenue on a "net" basis.

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

Results of Operations
---------------------
Total revenues increased to $82,145 for the three months ended September 30, 2004 from $73,442 for 2003 as the result of an increase in the sale merchandise due an increase of visitors to our Web sites and the Company securing advertising contracts. Cost of sales increased from $33,928 for the three months ended September 30, 2003 to $43,089 for the three months ended September 30, 2004. The Company's revenues for the three months ended September 30, 2004, consisted of: $74,459 from the sale of merchandise (an increase of $20,534 for the same period in 2003); $7,610 from commissions (an increase of $5,373 for the same period in 2003); and $76 from advertising fees (a decrease of $17,204 for the same period in 2003).

Marketing, general and administrative expenses increased $13,025 for the three months ended September 30, 2004, as compared to the same period for 2003, primarily from the increase of $20,000 in consulting services.

Amortization of capitalized software costs increased $7,976 for the three months ended September 30, 2004, as a result of the increase in the development costs of the PrimeCare Patient Management System, Version Nine. In both periods, the item was included in Depreciation and amortization rather than Cost of sales because they relate to PrimeCare Version 9, which did not generate income.

Liquidity and Capital Resources
-------------------------------
At September 30, 2004, the Company had a current ratio of .30 to 1 compared to
7.03 to 1 as of September 30, 2003. The decrease in current ratio is due to the exchange of notes receivable to marketable securities that were sold and the proceeds used to sustain operations, and notes payable to shareholders, in the amount of $150,000, become payable during the current fiscal year. The net loss for the three months ended September 30, 2004, was $106,541 compared to $50,013 for the same quarter of 2003. The increased loss was due to a loss from the sale of marketable securities of $41,300 and an increase of approximately $12,000 in depreciation and amortization for the three months ended September 30, 2004, as compared to the same quarter of 2003. Approximately $92,719 or 87% of the net loss from operations for the three months ended September 30, 2004, were non-cash charges consisting of Depreciation and Amortization in the amount of $31,419; Consulting Services in the amount of $20,000 paid through the issuance of shares of stock; and a loss from the sale of Marketable Securities in the amount of $41,300. The Company has experienced recurring losses from operations and has been unable to provide sufficient working capital from operations and has relied significantly on the sale of equity interests in the Company, and the exercise of warrants and loans from shareholders to fund its operations.

Cash on hand, inventory and receivables were $45,791 at September 30, 2004. During the quarter ended September 30, 2004, The Company raised $11,600 through the sale of Common stock. The Company also raised $5,000 from the sale of marketable securities. As of September 30, 2003, the Company has $130,000 of demand notes receivable related to the purchase of the Company's common stock through the exercise of warrants. Since September 30, 2004, the Company has raised $31,500 through the sale of Common stock. Although, in the past, the Company's principal means of overcoming its cash shortfalls from operations was from the sale of the Company's stock, loans and the exercise of warrants, there can be no assurances that the Company will succeed in its efforts in the future, especially since 49,890,582 shares of Common stock of the 50,000,000 authorized have been issued, therefore the Company only has Preferred shares available for issue.

The Company believes that it could obtain sufficient working capital from operations through marketing PrimeCareTM Version 9 and its Internet products.

Marketable securities
---------------------
The Company has advanced funds totaling $334,500, plus accrued interest at 7% per annum, pursuant to a grid note, dated February 4, 2002 (the "Note"). In consideration for these advances, the Company received warrants to purchase common stock of the borrower, exercisable over a period of three years from the date of issuance, at a price of $0.25 per share. The Company received a security interest in accounts receivable of the borrower anticipated to be generated under certain sales contracts which provide for borrower to install and maintain the health care system for certain countries. On October 10, 2003, the Company agreed to accept 3,709,230 restricted (unregistered) shares of the borrower's common stock, par value $0.0001 per share, (the "Stock") in full payment of the Note ($334,500 of principal, plus $36,423 of accrued interest, for the total amount of $370,923). The market value on October 10, 2003, of the Stock received was $704,753. During the year ended June 30, 2004, the Company realized $162,761 from the sale of 3,260,000 shares, which resulted in a loss of $163,239.During the quarter ending September 30, 2004, the Company sold the balance of the shares for $5,000, realizing an additional loss of $41,300.

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

Products Overview.
------------------
PrimeCare(TM) Patient Management System, Version 9
--------------------------------------------------
PrimeCare(TM) Patient Management System, Version 9 ("PrimeCareTM Version 9) is a complete, ground-up redesign and re-write of the Company's initial electronic medical record ("EMR") system, the PrimeCareTM Patient Management System ("PCPMS"). The overall system architecture has been changed; the supporting data base structures have been enhanced; the client interface has been redesigned to more accurately reflect the operational needs of the end-users, and user installation has been greatly simplified.

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

       CodeComplierTM:
       ---------------
The Company has also developed CodeComplierTM an application software program that was designed to be used in conjunction with The Company's PrimeCareTM Version 9 and PrimeCareOnTheWebTM. As each item of information is entered into and collected by PrimeCareTM during the patient encounter, the CodeComplierTM organizes the data in the proper classification and using the 1997 HCFA guidelines, automatically calculates HCFA's Evaluation and Management code level, with full audit trail, used for determining the reimbursement level by Medicare and other third party payers for the History, Physical Findings and Decision Making sections of the office visit. It totally eliminates the time and effort that would otherwise be required by the physician or office personnel to complete this task. CodeComplierTM takes the guesswork out of E&M and third party payer compliance. CodeComplierTM is an integral part of PrimeCareTM Version 9.

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

The Market:
-----------
The Company's domestic and international markets for: (a) the PrimeCareTM Version 9, the PCW, YOH and the YOD Sites are ambulatory/outpatient medical facilities, such as, primary care physicians, medical clinics, group practices, health maintenance organizations, health care insurance companies and in general, health care providers other than those providing care to patients confined to hospital beds; and (b) the YOH Site is for the use of the general public.

Revenue Sources and Marketing Strategy:
---------------------------------------
During the fiscal year ended June 30, 2002, the PrimeCareTM System was selected to be part of a major international health care information management program, anticipated to be installed in a number of countries as their health care system. To date these contracts have not materialized.

The need for new approaches in health care delivery is critical. PrimeCare(TM) Version 9 is a software system that provides for the creation of new health care insurance products to meet the needs of millions of uninsured Americans at a cost that they can afford. It will enable the insurer to reduce the cost of care for current enrollees and introduce new cost-effective products while maintaining the quality of care. Towards that goal discussions with major U.S. health insurers and foreign government sponsored health plans.

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

Item 3.  Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including the President/Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the President/CFO have concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission rules and forms. The Company periodically reviews the design and effectiveness of our internal controls over financial reporting, including compliance with various laws and regulations that apply to the Company's operations. The Company makes modifications to improve the design and effectiveness of its internal control structure, and may take other corrective action, if the Company's reviews identify deficiencies or weaknesses in its controls. No changes occurred during the quarter ended September 30, 2004 in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 2.  Changes In Securities

During the three months ended September 30, 2004, an aggregate of 1,160,000 shares of the Company's Common Stock, were sold for $11,600 or $0.01 per share plus warrants to purchase 1,160,000 shares at $0.02 per share, in an unregistered private placement.. No shares of common stock are reserved for the exercise of the warrants. Exercise of the warrants is contingent upon the shareholders approving an increase in the authorized common stock to at least 100,000,000 shares.

In consummating the above described private placements, the Company relied upon the exemptions from registration provided by Sections 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 promulgated there under based upon: representations from the investor that he, she or it, (a) met one of the categories of accredited investor set forth in Rule 501, (b) was acquiring the securities for his, her or its own account and not with a view towards further distribution and (c) had such sufficient knowledge and experience in financial and business matters to be capable of evaluating the merits and risks connected with the applicable investment, and the fact that (a) no general solicitation of the securities was made by the Company, (b) the securities issued were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act, (c) the Company placed appropriate restrictive legends on the certificates representing the securities regarding the restricted nature of these securities and (d) prior to the completion of each transaction, each investor was informed in writing of the restricted nature of the securities, provided with all information regarding the Company as required under Rule 502 of Regulation D and was given the opportunity to ask questions of and receive additional information from the Company regarding its financial condition and operations.

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

                    32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002

              (b)   Reports on Form 8-K
                    No Report on Form 8-K was filed during the quarters ended September 30, 2004 and September 30, 2003.

SIGNATURES


Pursuant to the requirements of Sections 13 or 15(d) the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        OCG TECHNOLOGY, INC.

                                        BY /s/ EDWARD C. LEVINE
                                           ----------------------------------
                                           EDWARD C. LEVINE,
                                           PRESIDENT
                                           (CHIEF FINANCIAL OFFICER)


DATED: November    , 2004