Form 10QSB
period 2004-12-31
OCG TECHNOLOGY INC
filed 2005-02-22
CIK 73779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2004
                                               -----------------

   [_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to___________

                          Commission file number 0-5186
                                                 ------


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Class                      Shares Outstanding at February 14, 2005
-----------------------------          ---------------------------------------
Common Stock ($.01 par value)                      49,901,121 Shares

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES


                                      INDEX

PART 1. FINANCIAL INFORMATION                                        PAGE NUMBER
-----------------------------                                        -----------

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets
         December 31, 2004 and June 30, 2004                               1

         Consolidated Condensed Statements of Operations for the
         Three and Six Months Ended December 31, 2004 and 2003             2

         Consolidated Condensed Statements of Cash Flow for
         the Three and Six Months Ended December 31, 2004 and 2003         3

         Notes to Consolidated Condensed Financial Statements              4

         Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     6

         Item 3.  Controls and Procedures                                  13

PART II - OTHER INFORMATION
---------------------------

Item 2.  Changes In Securities                                             13

Item 6.  Exhibits and Reports on Form 8-K                                  14

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                      December 31, 2004    June 30, 2004
                                                                            (UNAUDITED)        (AUDITED)
ASSETS
Current Assets:
    Cash                                                                        $11,167          $29,257
    Accounts receivable                                                             663           14,074
    Inventory                                                                    15,238            9,232
    Marketable securities                                                             -           13,477
    Other current assets                                                         14,620           55,320
    Interest receivable                                                          10,266            7,702
                                                                           ------------     ------------
               Total current assets                                              51,954          129,062

Property and equipment, net of accumulated depreciation                           9,062           15,108
Capitalized software costs, net of accumulated amortization                     361,769          370,965
Other assets                                                                      4,972            4,972
                                                                           ------------     ------------
               Total assets                                                    $427,757         $520,106
                                                                           ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses                                       129,635           53,174
    Credit line - bank                                                           15,606            6,792
    Notes payable, shareholder                                                  150,000          150,000
    Loans payable, shareholders                                                  38,700           38,700
                                                                           ------------     ------------
               Total liabilities                                                333,941          248,666
                                                                           ------------     ------------

Shareholders' equity: (Note 4)
    Series C Preferred stock $.10 par value (200,000 authorized,
       issued & outstanding)                                                     20,000           20,000
    Series E Preferred stock $.10 par value (100,000 authorized;
      33,333 issued and outstanding)                                              3,333            3,333
    Common stock $.01 par value (50,000,000 authorized;
      49,901,121 and 45,580,582 issued & outstanding, respectively)             499,011          455,806
    Additional paid-in capital                                               26,684,031       26,468,998
    Accumulated deficit                                                     (26,920,059)     (26,451,375)

    Stock subscriptions receivable                                             (130,000)        (130,000)
    Unrealized loss on marketable securities                                          -          (32,823)
                                                                           ------------     ------------
                                                                                156,316          333,939
    Less: Treasury stock, at cost (12,500 shares)                               (62,500)         (62,500)
                                                                           ------------     ------------
               Total shareholders' equity                                        93,816          271,439
                                                                           ------------     ------------
      Total liabilities and shareholders' equity                               $427,757         $520,106
                                                                           ============     ============

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                      Three Months Ended                Six Months Ended
                                                                          December 31,                    December 31
                                                                      2004            2003            2004            2003
                                                               ------------------------------------------------------------
Revenues                                                            $42,262         $66,145        $124,407        $139,587

Less: Cost of sales                                                  35,921          27,389          79,010          61,317
                                                               ------------------------------------------------------------

      Gross margin                                                    6,341          38,756          45,397          78,270
                                                               ------------------------------------------------------------


Expenses:

      Marketing, general and administrative                          65,155          32,652         112,996          67,465

      Depreciation and amortization                                  29,163          20,489          60,581          39,971

      Product development costs                                      39,738          47,148          85,974          89,350
                                                               ------------------------------------------------------------

Total expenses                                                      134,056         100,289         259,551         196,786
                                                               ------------------------------------------------------------


Net loss from operations                                           (127,715)        (61,533)       (214,154)       (118,516)


Loss on sale of securities                                                -           6,761         (41,300)          6,761

Interest - net                                                     (214,427)          1,838        (213,231)          8,808
                                                               ------------------------------------------------------------

Net loss                                                            342,142          52,934         468,683         102,947
                                                               ============================================================

Weighted average number of shares outstanding during the
period                                                           47,743,783      41,760,590      47,743,783      41,760,590


Loss per Common Share - basic and diluted                              (.00)           (.00)           (.00)           (.00)

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           Six Months Ended December 31,
                                                                                  2004           2003
                                                                            ----------------------------
Cash flows from operating activities:
         Net loss                                                              ($468,683)      ($102,947)
                                                                            ----------------------------
         Adjustments to reconcile net loss to net cash used
            in operating activities:
         Depreciation and amortization                                            60,581          39,971
         Issuance of stock and warrants for services                             215,033           6,000
         Loss from sale of securities                                             41,300           6,761

Changes in assets and liabilities
         Receivables                                                              13,411         (18,930)
         Prepaid expenses and other current assets                                41,700           2,292
         Inventory                                                                (6,006)         (1,486)
         Other current asset                                                      (3,564)
                                                                            ----------------------------
         Accounts payable and accrued expenses                                    46,461         (15,945)
                                                                            ----------------------------
                           Total adjustment                                      408,916           5,141
                                                                            ----------------------------
                           Net cash used in operating activities                 (59,769)        (97,806)
                                                                            ----------------------------

Cash flows from investing activities:

         Capitalized software development costs                                  (45,340)        (89,844)
         Proceeds from sale of marketable securities                               5,000         132,761
         Increase in property and equipment                                                       (5,657)
                                                                            ----------------------------
                  Net cash used in investing activities                          (40,340)         37,260
                                                                            ----------------------------

Cash flows from financing activities:
         Increase (decrease) in loans payable - shareholder                       30,000               -
         Increase in credit line                                                   8,814           2,150
         Proceeds from sale of common stock                                       43,205          44,000
                                                                            ----------------------------
                  Net cash provided by financing                                  82,019         156,150
                                                                            ----------------------------

Net decrease in cash                                                             (18,090)         95,604

Cash, beginning of period                                                         29,257          10,832
                                                                            ----------------------------

Cash, end of period                                                              $11,167        $106,436
                                                                            ============================

Non-cash investing and financing activities: exchange of notes
         receivable and related accrued interest for marketable securities                      $372,300

                      OCG TECHNOLOGY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

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

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-QSB should be read in conjunction with the audited financial statements and notes included in the Form 10-KSB for the year ended June 30, 2004.Revenue Recognition


NOTE 2 - SHAREHOLDERS' EQUITY

During the Six months ended December 31, 2004, an aggregate of 4,320,539 shares of the Company's common stock were sold for $43,205.39 or $0.01 per share plus warrants to purchase 4,320,539 shares at $0.02 per share. The financial statements include recognition of an additional $215,033 related to these stock transactions, characterized as paid in capital and interest expense. No shares of common stock are reserved for the exercise of the warrants. Exercise of the warrants is contingent upon the shareholders approving an increase in the authorized common stock to at least 100,000,000 shares.

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

Sale of inventoried merchandise.
--------------------------------
This revenue stream is reported on a gross basis in compliance with EITF 99-19, because we purchase the merchandise from the source we select; are at risk for the purchaser's credit; and we ship the merchandise. We report the gross sales price as revenue and expense the cost of the merchandise and the shipping costs as cost of sales. The Company is almost always paid by credit card at the time of purchase and occasionally by check. Sales are booked when the merchandise is shipped. The merchandise is not shipped until the credit is approved.

Commissions received from vendors
---------------------------------
The Company acts as a commissioned broker by displaying vendors' products on the Company's Web sites. When a consumer indicates a desire to purchase an item, the order is collected through the Web site and processed by the third party seller. The Company receives a commission on such sale after it is consummated. When the Company is paid, it reports the commissions on a net basis in compliance with EITF 99-19. The Company reports commissions this way because: (a) it does not have any direct costs; (b) it does not purchase the product sold; and (C)) it does not have any credit risk on the sale, and it does not handle or ship the product when sold. The Company notifies the seller of an interested buyer and it receives a commission check from the seller upon the consummation of a sale. At that time we report the revenue on a net basis.

Advertising fees
----------------
The Company receives fees for placing advertisements on its Web sites. At the end of the month the Company sends an invoice to the advertiser and enters it on its books as income from advertising fees.

Software license fees
---------------------
The Company accounts for software license fees in accordance with SOP 97-2. Revenues are recognized when all of the following criteria are met: (a) persuasive evidence of an arrangement exists; (b) delivery has occurred; (C)) the vendor's fee is fixed or determinable; and (d) collectiblity is probable.

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

Results of Operations
---------------------
Total revenues decreased $23,883 and $15,180 for the three and six months ended December 31, 2004, as compared to the same period for 2003, primarily due to the write-off of bad debts in the amount of $24,653. Cost of sales increased $8,532 and $17,693 for the three and six months ended December 31, 2004 as compared to the same period for 2003. The Company's revenues for the six months ended December 31, 2004, consisted of: $135,406 from the sale of merchandise (an increase of $38,957 for the same period in 2003); $12,956 from commissions (a decrease of $426 for the same period in 2003); and $76 from advertising fees (a decrease of $29,680 over the same period in 2003).

Marketing, general and administrative expenses increased $32,504 and $45,530 for the three and six months ended December 31, 2004, as compared to the same period for 2003, primarily from the increase of approximately: $29,000 in corporate expenses and $12,000 auditing fees.

Amortization of capitalized software costs increased approximately$8,700 and $20,600 for the Three and Six months ended December 31, 2004, as a result of the increase in the development costs of the PrimeCare Patient Management System, Version Nine. In both periods, the item was included in Depreciation and amortization rather than Cost of sales because they relate to PrimeCare Version 9, which did not generate income.

Liquidity and Capital Resources
-------------------------------
At December 31, 2004, the Company had a current ratio of .18 to 1 compared to
4.15 to 1 as of December 31, 2003. The decrease in current ratio is due to the exchange of notes receivable to marketable securities that were sold and the proceeds used to sustain operations, and notes payable to shareholders, in the amount of $150,000, become payable during the current fiscal year. The net loss for the Six months ended December 31, 2004, was $468,683 compared to $102,947 for the same period of 2003. The increased loss was primarily due to recognition of $215,033 interest expense related to stock transactions, a loss from the sale of marketable securities of $41,300, the write-off of accounts receivable of $24,653 and an increase of approximately $20,000 in depreciation and amortization for the Six months ended December 31, 2004, as compared to the same period of 2003. Approximately $357,000 or 76% of the net loss from operations for the Six months ended December 31, 2004, were non-cash charges consisting of imputed Interest Expense of $215,033, Depreciation and Amortization in the amount of $60,581; Consulting Services in the amount of $40,000 paid through the issuance of shares of stock; and a loss from the sale of Marketable Securities in the amount of $41,300. The Company has experienced recurring losses from operations and has been unable to provide sufficient working capital from operations and has relied significantly on the sale of equity interests in the Company, and the exercise of warrants and loans from shareholders to fund its operations.

Cash on hand, inventory and receivables were $28,068 at December 31, 2004. During the six months ended December 31, 2004, the Company raised $43,205 through the sale of Common stock. The Company also raised $5,000 from the sale of marketable securities. As of December 2003, the Company has $13,000 of demand notes receivable related to the purchase of the Company's common stock through the exercise of warrants. Although, in the past, the Company's principal means of overcoming its cash shortfalls from operations was from the sale of the Company's stock, loans and the exercise of warrants, there can be no assurances that the Company will succeed in its efforts in the future, especially since 49,901,121 shares of Common stock of the 50,000,000 authorized have been issued and approval of the shareholders is required to increase the authorized Common stock. However, the Company does have Preferred shares available for issue.

The Company believes that it could obtain sufficient working capital from operations through marketing PrimeCare(TM) Version 9 and its Internet products.

Marketable securities
---------------------
The Company has advanced funds totaling $334,500, plus accrued interest at 7% per annum, pursuant to a grid note, dated February 4, 2002 (the "Note"). In consideration for these advances, the Company received warrants to purchase common stock of the borrower, exercisable over a period of three years from the date of issuance, at a price of $0.25 per share. The Company received a security interest in accounts receivable of the borrower anticipated to be generated under certain sales contracts which provide for borrower to install and maintain the health care system for certain countries. On October 10, 2003, the Company agreed to accept 3,709,230 restricted (unregistered) shares of the borrower's common stock, par value $0.0001 per share, (the "Stock") in full payment of the Note ($334,500 of principal, plus $36,423 of accrued interest, for the total amount of $370,923). The market value on October 10, 2003, of the Stock received was $704,753. During the year ended June 30, 2004, the Company realized $162,761 from the sale of 3,260,000 shares, which resulted in a loss of $163,239.During the six months ending December 31, 2004, the Company sold the balance of the shares for $5,000, realizing an additional loss of $41,300.

Competition:
------------
The Company has not identified any competitive patient management system, which embodies all the features of the PrimeCare(TM) Version 9, in particular the complaint specific, interactive Questionnaires completed by the patient, and the report generated by the patient's responses. The Company believes that it has the most effective in-office patient management system and Web sites that enable physicians to obtain the patient's detailed HPI by having the patient answer problem-specific HPI Questionnaires on a PC in the office or via the Internet. However, other companies market systems, which may have some of the features of the PrimeCare(TM) System and some companies market medical office products, which perform different functions than those performed by the PrimeCare(TM) System. To date, market penetration by both The Company and its competitors has been limited.

Products Overview.
------------------
PrimeCare(TM) Patient Management System, Version 9
--------------------------------------------------
PrimeCare(TM) Patient Management System, Version 9 ("PrimeCare(TM) Version 9") is a complete, ground-up redesign and re-write of the Company's initial electronic medical record ("EMR") system, the PrimeCare(TM) Patient Management System ("PCPMS"). The overall system architecture has been changed; the supporting data base structures have been enhanced; the client interface has been redesigned to more accurately reflect the operational needs of the end-users, and user installation has been greatly simplified. PrimeCare(TM) Version 9 is a user friendly, patient management system that is patient, physician and staff, interactive. PrimeCare(TM) Version 9: (I) creates an electronic medical record documenting the patient physician encounter; (ii) is compatible with practice management and billing systems, EMR and CPR systems;
(iii) is Health Insurance Portability Accountability Act ("HIPAA") compliant;
(iv) is designed for use in national and local health care systems, military organizations, correctional facilities, HMOs, hospitals with outpatient services, ambulatory clinics, group practices and solo practitioners; (v) uses an authoritative and comprehensive knowledge database of approximately 280 symptom and problem oriented patient Questionnaires for diagnostic and follow-up office visits; (vi) collectively contains over 100,000 complaint and disease state questions, over 2,000 diagnoses, over 675 physician reference articles, over 300 patient education articles; (vii) allows the staff to schedule the appropriate Questionnaire and enter the patients' vital signs; (viii) interacts directly with the patient by having the patient select the answers that apply to their problem from the Questionnaire; (ix) does not require the patient to have computer or typing skills; (x) enables the physician to obtain their patients' detailed History of Present Illness ("HPI") by having the patient answer the Questionnaires without requiring physician or staff time; (xi) allows the physician to interact directly with PrimeCare(TM) Version 9 to select and document the normal and abnormal physical findings, assessments, tests, prescriptions and treatment plan for the patient; (xii) provides automatic (real time) calculation of HCFA's Evaluation and Management ("E&M") code, with a full audit trail, used for determining the reimbursement level by Medicare, health insurance providers and other third party payors for the office visit; (xiii) virtually eliminates dictation and transcription costs; (xiv) reduces risk of malpractice liability due to errors of omission and "failure to consider"; (xv) permits patients to answer Questionnaires at their own speed (xvi) creates significant clinical and patient databases for outcomes research.

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

As a three-tier application, PrimeCare(TM) Version 9 requires only that the client tier application be installed at the end-user location. This system architecture greatly simplifies both user installation and system maintenance. Although the client (end-user) tier uses the Internet to communicate with the provider and data base tiers, it is not a browser-based application, thereby eliminating the many compatibility and security issues involved in supporting multiple browser configurations. The PrimeCare(TM) Version 9 client is a specially written front-end application, designed to be downloaded by the client via a web connection, and then installed at the client's location using normal Windows installation procedures.

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

     CodeComplier(TM):
     -----------------
The Company has also developed CodeComplier(TM) an application software program that was designed to be used in conjunction with The Company's PrimeCare(TM) Version 9 and PrimeCareOnTheWeb(TM). As each item of information is entered into and collected by PrimeCare(TM) during the patient encounter, the CodeComplier(TM) organizes the data in the proper classification and using the 1997 HCFA guidelines, automatically calculates HCFA's Evaluation and Management code level, with full audit trail, used for determining the reimbursement level by Medicare and other third party payers for the History, Physical Findings and Decision Making sections of the office visit. It totally eliminates the time and effort that would otherwise be required by the physician or office personnel to complete this task. CodeComplier(TM) takes the guesswork out of E&M and third party payer compliance. CodeComplier(TM) is an integral part of PrimeCare(TM) Version 9.

     PrimeCareOnTheWeb.com (the "PCW Site"):
     ---------------------------------------
The PCW Site is a unique physician and patient interactive Site that: (I) uses PrimeCare(TM) Version 9's unique Questionnaires for diagnostic and follow-up office visits, physician reference articles, patient education material, CodeComplier(TM) for real time calculation of E&M code and the scheduler portion of PrimeCare(TM) Version 9; (ii) enables physicians to obtain their patient's detailed HPI by having the patient answer Questionnaires via the Internet without requiring physician time; (iii) saves the physician and staff the time required to obtain the HPI, thus allowing them to give more attention to each patient and/or see more patients; (iv) produces an extremely comprehensive HPI that includes all of the "yes" answers, pertinent negatives and a list of the diagnostic possibilities with the answers repeated that support each diagnostic consideration; (v) is HIPAA compliant; (vi) protects all Internet communication and the confidentiality rights of every user through a unique user ID and password per Questionnaire to be answered and secure digital certificates from VeriSign(TM), (vii) encrypts all data for storage; (viii) enables creating a significant database for outcomes research; and (ix) automatically provides registered physicians individual Web sites on YourOwnDoctor(TM).

     YourOwnDoctor.com (the "YOD Site"):
     -----------------------------------
The YOD Site is a web community created, owned, operated and maintained by the Company that: (I) provides free individual Web sites for physicians, physician groups, and other health care providers that register for PrimeCareOnTheWeb(TM);
(ii) enables physicians to promote their services through displaying credentials, including photos of each physician and staff in the office, listing specialties, office hours, directions, maps, phone numbers, e-mail addresses, and accepted insurance plans; (iii) provides useful links to other medical sites; (iv) provides a direct link from physician site to PCW that enables patient to access appropriate Questionnaire and complete; (v) provides direct link to YourOwnHealth(TM) for use by patients.

     YourOwnHealth.com (the "YOH Site"):
     -----------------------------------
The YOH Site is a unique, free online health and wellness site designed to empower health care consumers to be better prepared for their next visit to the doctor. The YOH Site offers: (1) the "Medical Interview" that: (I) enables visitors to securely and anonymously select and complete from approximately 110 of the 280 Questionnaires contained in PrimeCare(TM) Version 9; (ii) generates and makes available to the visitor a detailed HPI report based upon their responses; (iii) permits the visitor to answer the Questionnaires in either English or Spanish; (iv) encrypts all medical data and uses digital certificates from VeriSign(TM) for Internet communication; (v) provides banner links to the YOD Site and www.DeniseAustin.com. (2) "YourOwnHealth(TM) Notebook": (I) is a secure depository for storage of personal and family medical data for Registered Members; (ii) can be accessed only through the use of registered IDs and Passwords; (iii) encrypts all medical data and uses digital certificates from VeriSign(TM) for Internet communication; (iv) provides a convenient way to keep track of personal health issues such as allergies, immunizations, medications and others that can be kept and edited on designated lists; (v) allows the Member to save their completed HPI Questionnaire reports and to add personal notes and reminders to the record. (3) "YourOwnHealth(TM) Reference" provides extensive health care consumer education material relating to diseases, disease management, medical procedures and prescription and common over the counter medications, including drug interaction.

The Market:
-----------
The Company's domestic and international markets for: (a) the PrimeCare(TM) Version 9, the PCW, YOH and the YOD Sites are ambulatory/outpatient medical facilities, such as, primary care physicians, medical clinics, group practices, health maintenance organizations, health care insurance companies and in general, health care providers other than those providing care to patients confined to hospital beds; and (b) the YOH Site is for the use of the general public.

Revenue Sources and Marketing Strategy:
---------------------------------------
During the fiscal year ended June 30, 2002, the PrimeCare(TM) System was selected to be part of a major international health care information management program, anticipated to be installed in a number of countries as their health care system. To date these contracts have not materialized.

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

The Company believes that it could obtain sufficient working capital from operations through marketing PrimeCare(TM) Version 9 and its other Internet products, the.

Currently, the Company has lines of credit with RBC Centura Bank for a maximum of borrowing of $20,000 and has no material commitments for capital expenditures outstanding.

Item 3.  Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including the President/Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the President/CFO have concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission rules and forms. The Company periodically reviews the design and effectiveness of our internal controls over financial reporting, including compliance with various laws and regulations that apply to the Company's operations. The Company makes modifications to improve the design and effectiveness of its internal control structure, and may take other corrective action, if the Company's reviews identify deficiencies or weaknesses in its controls. No changes occurred during the quarter ended December 31, 2004 in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 2.  Changes In Securities

During the six months ended December 31, 2004, an aggregate of 4,320,539 shares of the Company's Common Stock, were sold for $43,205 or $0.01 per share plus warrants to purchase 4,320,539 shares at $0.02 per share, in an unregistered private placement.. No shares of common stock are reserved for the exercise of the warrants. Exercise of the warrants is contingent upon the shareholders approving an increase in the authorized common stock to at least 100,000,000 shares.

In consummating the above described private placement, the Company relied upon the exemptions from registration provided by Sections 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 promulgated there under based upon: representations from the investor that he, she or it, (a) met one of the categories of accredited investor set forth in Rule 501, (b) was acquiring the securities for his, her or its own account and not with a view towards further distribution and (c) had such sufficient knowledge and experience in financial and business matters to be capable of evaluating the merits and risks connected with the applicable investment, and the fact that (a) no general solicitation of the securities was made by the Company, (b) the securities issued were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act, (c) the Company placed appropriate restrictive legends on the certificates representing the securities regarding the restricted nature of these securities and (d) prior to the completion of each transaction, each investor was informed in writing of the restricted nature of the securities, provided with all information regarding the Company as required under Rule 502 of Regulation D and was given the opportunity to ask questions of and receive additional information from the Company regarding its financial condition and operations.

Item 6.  Exhibits and Reports on Form 8-K

     (a) 31.1 Certification pursuant to Rule 13a-14 AND 15d-14 of the Securities Exchange act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley act of 2002

         32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002

     (b) Reports on Form 8-K

         No Report on Form 8-K was filed during the quarter ended December 31, 2004. However, a report on Form 8-K was filed on February 8, 2005, regarding the change in the Company's Certifying Accountant.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          OCG TECHNOLOGY, INC.


                                          BY /s/ EDWARD C. LEVINE
                                             ---------------------------
                                             EDWARD C. LEVINE,
                                             PRESIDENT
                                             (CHIEF FINANCIAL OFFICER)


DATED: February 18, 2005