Form 10QSB
period 2005-03-31
OCG TECHNOLOGY INC
filed 2005-05-18
CIK 73779

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)
    [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                                          For the quarterly period ended
March 31, 2005

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


(State or other jurisdiction of incorporation or organization)
                 (IRS Employer Identification No.)


               56 Harrison Street, New Rochelle, New York 10801


                   (Address of principal executive offices)




                               (914) 576- 8457



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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                     Class                              Shares Outstanding
                                                at May 5, 2005
Common Stock ($.01 par value)                                     49,901,120
Shares
                    OCG TECHNOLOGY, INC. AND SUBSIDIARIES


                                    INDEX

PART 1. FINANCIAL INFORMATION               PAGE NUMBER

Item  1.  Financial Statements

     Consolidated Condensed Balance Sheets as of
     March 31, 2005 and June 30, 2004                                 1

     Consolidated Condensed Statements of Operations for the
     Three and Nine Months Ended March 31, 2005 and 2004              2

     Consolidated Condensed Statements of Cash Flow for
     the Nine Months Ended March 31, 2005 and 2004                    3

     Notes to Consolidated Condensed Financial Statements             4

Item  2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations                         6

Item  3.  Controls and Procedures                                     13


PART II - OTHER INFORMATION

Item 2.  Changes In Securities                                        13

Item 6.   Exhibits and Reports on Form 8-K                                  14

Signatures                                                            15

     All items that are not applicable or to which the answer is negative have been omitted from this report.
OCG TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

       March 31, 2005                          June 30, 2004
     (UNAUDITED)                                   (AUDITED)
ASSETS
Current Assets:
      Cash                                           $32,664        $30,431
      Accounts receivable                              2,414            570
      Inventory                                       15,127          9,232
      Note receivable                                      -         13,477
      Interest receivable                             11,548          7,702
      Other current assets                               287         55,320
       ----------                                 ----------
Total current assets                                  62,040        116,732

Property and equipment,
  net of accumulated depreciation of                   6,354         15,107

Capitalized software costs,
  net of accumulated amortization                     36,934         47,000

Other assets                                           4,972          4,972
       ----------                                 ----------
       Total assets                                 $110,300       $183,811
      ==========                                  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable and accrued expenses           66,591         53,174
      Note payable                                    16,632          7,966
      Note payable, other                            125,000              -
      Notes Payable, shareholder                     188,700        188,700
       ----------                                 ----------
     Total liabilities                               396,923        249,840
      ----------                                  ----------
Shareholders' equity:
      Series C Preferred stock $.10 par value
        (200,000 authorized, 200,000 and 163,330
        issued & outstanding, respectively)           20,000         16,333
      Series E Preferred stock $.10 par value
        (100,000 authorized;  33,333 issued and
      outstanding)                                     3,333          3,333
      Common stock $.01 par value
        (50,000,000 authorized; 49,901,120 and
        41,273,613 issued, respectively)             499,011        412,736
      Additional paid-in capital                  26,468,998     26,468,998
      Accumulated deficit                       (27,085,466)   (26,788,944)
      Stock subscriptions receivable               (130,000)      (130,000)
      Unrealized loss on marketable securities             0       (32,823)
       ----------                                 ----------
     (224,123)                                       (3,530)
      Less: treasury stock, at cost
        (12,500 shares)                             (62,500)       (62,500)
       ----------                                 ----------
     Total shareholders' equity                    (286,623)       (66,030)
      ----------                                  ----------
 Total liabilities and shareholders' equity         $110,300       $183,810
      ==========                                  ==========
      See accompanying notes to consolidated condensed financial statements OCG TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)




                                        Three Months Ended    Nine Months
Ended
                                           March 31              March 31
                                    2005       2004       2005       2004
                               ---------  ---------  ---------  ---------
Revenues                        $115,529    $75,266   $253,440   $214,853
Less: Cost of sales               59,653     38,242    138,663     99,559
                               ---------  ---------  ---------  ---------
  Gross margin                    55,876     37,024    114,777    115,294
                               ---------  ---------  ---------  ---------

Expenses:
  Marketing,
   general and administrative     56,905     46,370    163,040    113,835
  Depreciation and amortization    6,064     23,010     18,820     62,981
  Research and development        51,377     46,901    189,623    136,251
                               ---------  ---------  ---------  ---------
  Total expenses                 114,346    116,281    371,483    313,067
                               ---------  ---------  ---------  ---------

Net loss from operations        (58,470)   (79,257)  (256,706)  (197,773)
Gain (loss) from sale of
  securities                           -          -   (41,300)      6,761
Interest - net                     1,282      3,549      3,084     12,357
                               ---------  ---------  ---------  ---------

Net loss                       ($57,188)  ($75,708) ($294,922) ($178,655)
                               =========  =========  =========  =========
Weighted average number of shares outstanding
  during the period           47,743,783 42,363,618 47,743,783 42,363,618
                              ========== ========== ========== ==========
 Loss per Common Share -
  basic and diluted                $(-)*      $(-)*      $(-)*      $(-)*
                              ========== ========== ========== ==========
  *Amounts less than ($.005)

  See accompanying notes to consolidated condensed financial statements OCG TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                               Nine Months Ended December 31
   2005                                                 2004
   ----------                                     ----------
Cash flows from operating activities:
  Net loss                                          $294,922   ($178,655)
   ----------                                     ----------
  Adjustments to reconcile net loss
    to net cash used in operating activities:
   Depreciation and amortization                      18,820       62,981
   Issuance of stock and warrants for services             0       86,000
   Loss on sale of securities                         41,300      (6,761)

  Changes in assets and liabilities
   Receivables                                       (5,690)     (21,464)
   Other current assets                               53,332     (69,896)
   Inventory                                         (5,895)      (3,905)
   Accounts payable and accrued expenses              13,417     (20,186)
   ----------                                     ----------
     Total adjustments                               115,284       26,769
   ----------                                     ----------
     Net cash used in operating activities           179,638    (151,886)
   ----------                                     ----------

Cash flows from investing activities:
  Proceeds from sale of marketable securities          5,000      132,761
  Capitalized software development costs                   0    (124,527)
  Increase in property and equipment                       0     (10,288)
   ----------                                     ----------
   Net cash provided by investing activities           5,000      (2,054)
   ----------                                     ----------

Cash flows from financing activities:
  Increase (decrease) in note payable, bank            8,666        (791)
  Increase in notes payable                          125,000       -
  Proceeds from sale of common stock                  43,205       44,000
  Proceeds from sale of Series C Preferred Stock           0      110,000
   ----------                                     ----------
    Net cash provided by financing                   176,871      153,209
   ----------                                     ----------

Net increase (decrease) in cash                        2,233        (731)

Cash, beginning of period                             30,431       10,832
   ----------                                     ----------

Cash, end of period                                  $32,664      $10,101
   ==========                                     ==========

Non-cash investing and financing activities:
  exchange of notes receivable and related
  accrued interest for marketable securities        $372,300
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

Interim results are not necessarily indicative of results for a full year. The unaudited information included in this Form 10-QSB should be read in conjunction with the audited financial statements and notes for the year ended June 30, 2004.

During the six months ended December 31, 2004, the Company, contributed three of its inactive subsidiaries to PrimeCare Systems, Inc. ("PSI"), one of the Company's wholly owned subsidiaries. Optronic Labs, Inc., Mooney-Edwards Enterprises, Inc. and CIG Technologies, Inc., were contributed in accordance with its commitments under an agreement and plan of reorganization. The Company has valued the subsidiaries on its books at their net book value, zero. PSI also received certain other assets and liabilities from the Company. Since the liabilities exceeded the assets, the transaction resulted in PSI's a reduction of Paid in capital in the amount of $184,289 and has no effect on these financial statements since they are consolidated and all intercompany transactions are eliminated on consolidation.




                    OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         A SUMMARY OF INCREASES (DECREASES) IN THE ITEMS INCLUDED IN
               THE CONSOLIDATED STATEMENTS OF LOSS IS SHOWN BELOW:

General
The following discussion and analysis should be read in conjunction with the Consolidated Condensed Financial Statements and Notes thereto appearing elsewhere herein. The following discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include predictions, estimates and other statements that involve a number of risks and uncertainties. While this outlook represents the Company's current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein.

The Company has experienced recurring losses from operations and has relied on its parent company to fund its operations. If necessary, the Company intends to provide additional working capital through the sale of equity
interests in the Company.   The Company has been able to obtain working
capital from its parent company from the sale of equity interests in the parent company, there can be no assurances that the Company will succeed in its efforts to sell equity interests, which creates a doubt about its ability to continue as a going concern.

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

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations following are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles of the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Capitalized Software Costs
Capitalized software costs are amortized over the estimated useful life. Changes in circumstances, such as technological advances or shortfalls in marketing estimates, can result in differences between the actual and estimated useful life. In that case, we re-estimate the value and useful life of this long-lived asset and make the necessary adjustments to reflect the asset at its proper estimated value and amortize it over the remaining estimated useful life. Periodically, and when conditions dictate, we reevaluate the recoverability of the carrying value and useful life of this long-lived asset and make the necessary adjustments to reflect the asset at its proper estimated value and amortize it over the remaining estimated useful life.

The Company had a write off of $239,964 and $187,819 of capitalized software costs during the years ended June 30, 2004 and June 30, 2003, respectively, in compliance with the Company's policy relating to reevaluating the value and useful life of this long-lived asset.

Revenue Recognition

Revenue is recognized when the earning process is complete and the risks and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon shipment of the product. Sales of inventoried products are recorded on a gross revenue basis and sales of non-inventoried products are recorded on a net revenue basis.

The Company has four sources of income: (1) sale of inventoried merchandise on its Web sites; (2) commissions received from vendors who link to our Web sites; (3) advertising fees; and (4) software license fees.

Sale of inventoried merchandise.
This revenue stream, which is the Company's primary source of income, is reported on a gross basis in compliance with EITF 99-19, because we purchase the merchandise from the source we select; are at risk for the purchaser's credit; and we ship the merchandise. We report the gross sales price as revenue and expense the cost of the merchandise and the shipping costs as cost of sales. The Company is almost always paid by credit card at the time of purchase and occasionally by check. Sales are booked when the merchandise is shipped. The merchandise is not shipped until the credit is approved.

Commissions received from vendors
The Company acts as a commissioned broker by displaying vendors' products on the Company's Web sites. When a consumer indicates a desire to purchase an item, the order is collected through the Web site and processed by the third party seller. The Company receives a commission on such sale after it is consummated. When the Company is paid, it reports the commissions on a net basis in compliance with EITF 99-19. The Company reports commissions this way because: (a) it does not have any direct costs; (b) it does not purchase the product sold; and (c) it does not have any credit risk on the sale, and it does not handle or ship the product when sold. The Company notifies the seller of an interested buyer and it receives a commission check from the seller upon the consummation of a sale. At that time we report the revenue on a net basis.

Advertising fees
The Company receives fees for placing advertisements on its Web sites. At the end of the month the Company sends an invoice to the advertiser and enters it on its books as income from advertising fees.

Software license fees
Although at the present time the Company does not have any income from software license fees, in the past and in the event such income resumes, the Company will account for software license fees in accordance with SOP 97-2. Revenues are recognized when all of the following criteria are met: (a) persuasive evidence of an arrangement exists; (b) delivery has occurred; (c) the vendor's fee is fixed or determinable; and (d) collectiblity is probable.

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

Results of Operations
Total revenues increased $40,263 and $38,587 for the three and nine months ended March 31, 2005, as compared to the same period for 2004, primarily due to the increase in merchandise sales. Cost of sales increased $21,411 and $39,104 for the three and nine months ended March 31, 2005 as compared to the same period for 2004. The Company's revenues for the nine months ended March 31, 2005, consisted of: $239,462 from the sale of merchandise (an increase of $76,499 for the same period in 2004); $15,652 from commissions (a decrease of $4,258 for the same period in 2004); and $76 from advertising fees (a decrease of $31,904 over the same period in 2004).

Marketing, general and administrative expenses increased $20,058 and $49,206for the three months and nine ended March 31, 2005, as compared to the same periods for 2004. The increase was primarily as a result of an increase in sales and marketing expenses.

Amortization of capitalized software costs decreased approximately$17,000 and $44,000 for the three and nine months ended March 31, 2005, and research and development (previously, other product costs) increased $4,476 and $53,372 for the three and nine months ended March 31, 2005, as compared to the same period for 2004, as a result of a reduction in the amount charged to Capitalized Software Costs. During the years ended June 30, 2004, and June 30, 2003, the Company had write offs of $239,964 and $187,819 of capitalized software costs, respectively, in compliance with the Company's policy relating to reevaluating the value and useful life of this long-lived asset.

Liquidity and Capital Resources
At March 31, 2005, the Company had a current ratio of .16 to 1 compared to ..69 to 1 as of December 31, 2004. The net loss for the Nine months ended March 31, 2004, was $294,922 compared to $178,655 for the same period of 2004. The increased loss was largely due to the write off of capitalized software cost discussed above plus the loss on the sale of securities. The Company has experienced recurring losses from operations and has been unable to provide sufficient working capital from operations and has relied significantly on the sale of equity interests in the Company, and the exercise of warrants and loans from shareholders to fund its operations.

Cash on hand, inventory and receivables were $61,753 at March 31, 2005. During the nine months ended March 31, 2005, the Company raised $43,205 through the sale of Common stock. The Company also raised $5,000 from the sale of marketable securities and received advances in the amount of $125,000 as part of the plan of reorganization discussed below. As of March 2005, the Company has $130,000 of demand notes receivable related to the purchase of the Company's common stock through the exercise of warrants. Although, in the past, the Company's principal means of overcoming its cash shortfalls from operations was from the sale of the Company's stock, loans and the exercise of warrants, there can be no assurances that the Company will succeed in its efforts in the future

Marketable securities
The Company had advanced funds totaling $334,500, plus accrued interest at 7% per annum, pursuant to a grid note, dated February 4, 2002 (the "Note").
In consideration for these advances, the Company received warrants to purchase common stock of the borrower, exercisable over a period of three years from the date of issuance, at a price of $0.25 per share. The Company received a security interest in accounts receivable of the borrower anticipated to be generated under certain sales contracts which provide for borrower to install and maintain the health care system for certain countries. On October 10, 2003, the Company agreed to accept 3,709,230 restricted (unregistered) shares of the borrower's common stock, par value $0.0001 per share, (the "Stock") in full payment of the Note ($334,500 of principal, plus $36,423 of accrued interest, for the total amount of $370,923). The market value on October 10, 2003, of the Stock received was $704,753. During the year ended June 30, 2004, the Company realized $162,761 from the sale of 3,260,000 shares, which resulted in a loss of $163,239.During the six months ending December 31, 2004, the Company sold the balance of the shares for $5,000, realizing an additional loss of $41,300.

Plan of reorganization and change of control
On March 16, 2005, OCG Technology, Inc. ("OCGT"), entered into an agreement and plan of reorganization with Centerstaging Musical Productions, Inc. and its stockholders. Pursuant to the terms of the agreement, OCGT will acquire all of the issued and outstanding capital stock of Centerstaging Musical Productions, Inc. in exchange for the issuance of shares of OCGT's Series F Preferred stock. Upon the closing of the share exchange, Centerstaging Musical Productions, Inc. will become a wholly-owned subsidiary of OCGT. The transaction will result in a change of control of OCGT, whereby approximately 96% of OCGT's outstanding shares will be owned by persons who were previously stockholders of Centerstaging Musical Productions, Inc.
OCGT will change its corporate name to Centerstaging Musical Productions, Inc.

Centerstaging Musical Productions, Inc., is engaged in the business of providing studio and equipment rental and performing production services to musicians and production companies nationwide on both a short-term and long-term basis. CMPI has more than 50 employees, with locations in Burbank, California, and Bensalem, Pennsylvania (30 miles from Philadelphia).

As a condition of the agreement with Centerstaging, it was agreed that 100% of the shares of PrimeCare Systems, Inc., owned by OCG Technology, Inc., would be distributed to those stockholders of OCG Technology, Inc., prior to the closing of the agreement. The outstanding shares of PrimeCare Systems, Inc. were forward split to accommodate the distribution and, accordingly, an aggregate of 69,901,120 shares of PrimeCare Systems, Inc. common stock will be issued to the stockholders of record on March 22, 2005 (the "Record Date") on the basis of one share of PrimeCare's common stock for each share of OCG Technology, Inc. common stock owned at the Record Date. PrimeCare Systems, Inc. has filed a registration statement in order to facilitate the distribution (spin-off). Only those stockholders who owned OCGT shares on March 22, 2005 are entitled to receive shares in connection with the spin-off. Those persons that received shares pursuant to the agreement or acquired their shares after March 22, 2005, will not be eligible for the
spin-off.   Following the spin-off, there will be 69,901,120 shares of
PrimeCare Systems, Inc. common stock outstanding.

The agreement with Centerstaging also provides that, OCGT shall cause PrimeCare Systems, Inc. to offer, as of the Record Date, to each holder on such date of options, warrants or other rights to subscribe for or purchase OCGT common stock (" OCGT Stock Rights"), in exchange therefor, an option, warrant or similar right to subscribe for or purchase an equivalent number of shares of stock of PrimeCare Systems, Inc. on substantially the same terms and conditions as those contained in such corresponding OCGT Stock Rights (the "Exchange Offer"). The Exchange Offer shall occur as of, and shall be conditioned upon, the closing of the agreement. As of the Record Date, the OCGT Stock Rights issued were warrants (the "Warrants") to purchase 18,836,262 shares of OCGT common stock, exercisable at prices ranging between $.02 and $.25 per share. PrimeCare Systems, Inc. has offered each and every holder of a Warrant, a warrant to purchase one share of PrimeCare Systems, Inc. common stock for each Warrant held, in exchange for and cancellation of the Warrants held. As a result, PrimeCare Systems, Inc. may have as many 18,836,262 Warrants issued to purchase its common stock at prices ranging between $.02 and $.25 per share. These Warrants are not being included for registration in this Registration Statement.

The agreement with Centerstaging also provides that Centerstaging Musical Productions, Inc. will advance up to $175,000 to OCG Technology, Inc. and pay PrimeCare Systems, Inc. $25,000 at the closing.

Following the effectiveness of this registration statement, PrimeCare Systems, Inc. will become a reporting company under the Securities Exchange Act of 1934, as amended. This will make information concerning PrimeCare Systems, Inc. more readily available to the public. PrimeCare Systems, Inc. expects to conclude the spin-off immediately following the effectiveness of this registration statement.

Products Overview.

Fitness Web Site:
The Company's primary source of revenues are derived from the operation of the "shopping cart" on the fitness and wellness Web site known as www.DeniseAustin.com where it is the exclusive seller of Denise Austin videos and DVDs. The fitness and wellness Web site features Denise Austin, a nationally known fitness expert who has had a daily fitness show on television for over 15 years, the Company promotes and markets a variety of Denise Austin products on the Web site. Visitors and fans are able to shop online for their favorite Denise Austin signature exercise videos, books, equipment, gear, and private label apparel and nutraceuticals (when available), as well as sign up for her monthly news letter, enjoy fitness tips, exercises, motivation messages, and some of her favorite healthy recipes.

Competition: Although there are a number of fitness TV shows, Denise Austin's Daily Workout is reputed to be the number one fitness show on television with over four million viewers each weekday morning.

PrimeCare(TM) Patient Management System, Version 9
PrimeCare(TM) Patient Management System, Version 9 ("PrimeCareTM Version 9") is a complete, ground-up redesign and re-write of the Company's initial EMR, the PrimeCareTM Patient Management System ("PCPMS"). The overall system architecture has been changed; the supporting data base structures have been enhanced; the client interface has been redesigned to more accurately reflect the operational needs of the end-users, and user installation has been greatly simplified.

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

Competition:
The Company has not identified any competitive patient management system which embodies all the features of the PrimeCareTM System, in particular the complaint specific, interactive Questionnaires completed by the patient and the report generated by the patient's responses. The Company believes that it has the only in-office patient management system and Web sites that enable physicians to obtain the patient's detailed History of Present Illness by having the patient answer problem-specific HPI Questionnaires on a PC in the office or via the Internet. However, other companies market systems which may have some of the features of the PrimeCareTM System and some companies market medical office products which perform different functions than those performed by the PrimeCareTM System. To date, market penetration by both the Company and its competitors has been limited.

     PrimeCareTM Patient Management System ("PCPMS")
The PCPMS was the Company's initial EMR offering.    The Company has
discontinued marketing the PCPMS

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

Revenue Sources and Marketing Strategy:
During the fiscal year ended June 30, 2002, the PrimeCareTM System was selected to be part of a major international health care information management program, anticipated to be installed in a number of countries as their health care system. To date these contracts have not materialized and the Company does not believe they will materialize.

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

Licensing Fees:
The Company believes that the increased awareness of PrimeCare(TM) Version 9 will enhance the Company's ability to obtain additional contracts and annual licensing fees from large fixed population groups, which includes, but is not limited to, other countries, labor unions, medical insurance companies, HMOs, military forces and correctional facilities.

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

Fitness Web Site:
The Company's primary source of revenues are derived from the operation of the "shopping cart" on the fitness and wellness Web site known as www.DeniseAustin.com where it is the exclusive seller of Denise Austin videos and DVDs. The fitness and wellness Web site features Denise Austin, a nationally known fitness expert who has had a daily fitness show on television for over 15 years, the Company promotes and markets a variety of Denise Austin products on the Web site. Visitors and fans are able to shop online for their favorite Denise Austin signature exercise videos, books, equipment, gear, and private label apparel and nutraceuticals (when available), as well as sign up for her monthly news letter, enjoy fitness tips, exercises, motivation messages, and some of her favorite healthy recipes.

     Competition: Although there are a number of fitness TV shows, Denise Austin's Daily Workout is reputed to be the number one fitness show on television with over four million viewers each weekday morning.

The Company believes that it could obtain sufficient working capital from operations through marketing PrimeCareTM Version 9 and its other Internet products.

Currently, the Company has lines of credit with RBC Centura Bank for a maximum of borrowing of $20,000 and has no material commitments for capital expenditures outstanding.


                         PART II - OTHER INFORMATION

Item 2.  Changes In Securities
During the nine months ended March 31, 2005 an aggregate of 4,320,539 shares of the Company's common stock were sold for $43,205.39 or $0.01 per share plus warrants to purchase 4,320,539 shares at $0.02 per share. The financial statements include recognition of an additional $215,033 related to these stock transactions, characterized as paid in capital and interest expense. No shares of common stock are reserved for the exercise of the warrants. Exercise of the warrants is contingent upon the shareholders approving an increase in the authorized common stock to at least 100,000,000 shares.

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

           32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002

      (b)  Reports on Form 8-K

          A Form 8-K was filed on October 20, 2004 and a Form 8-K was filed on November 12, 2004, both relating to the change in the Company's independent auditors.

          A Form 8-K was filed on March 22, 2005,and amended on April 12, 2005 relating the Agreement and Plan of reorganization and change of control more fully discussed above.
                                  SIGNATURES


Pursuant to the requirements of Sections 13 or 15(d) the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.



                 OCG TECHNOLOGY, INC.

                 BY  /s/Edward C. Levine
                       EDWARD C. LEVINE,
                       PRESIDENT
                       (CHIEF FINANCIAL OFFICER)


DATED: May 14, 2005