Form 10-K
period 2005-06-30
OCG TECHNOLOGY INC
filed 2005-09-29
CIK 73779

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                 FORM 12b-25

                         NOTIFICATION OF LATE FILING

 (Check One): [x] Form l0-K []Form 20-F []Form ll-K []Form l0-Q []Form N-SAR

                                                  SEC FILE NUMBER: 0-5186
                                                              -----------
                                                CUSIP NUMBER: 670818 10 3
                                                              -----------
          For Period Ended: June 30, 2005
                           --------------
                [ ] Transition Report on Form 10-K
                [ ] Transition Report on Form 20-F
                [ ] Transition Report on Form I l-K
                [ ] Transition Report on Form 10-Q
                [ ] Transition Report on Form N-SAR
          For the Transition Period Ended:

Read Instruction (on back page) Before Preparing Form. Please Print or Type.

NOTHING IN THIS FORM SHALL BE CONSTRUED TO IMPLY THAT THE COMMISSION HAS VERIFIED ANY INFORMATION CONTAINED HEREIN.

If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:


PART I--REGISTRANT INFORMATION

                           OCG Technology, Inc.
                         -----------------------
                         Full Name of Registrant

                         -------------------------
                         Former Name if Applicable


                           56 Harrison Street
               --------------------------------------------------------
               Address of Principal Executive Office (Street and Number)

                         New Rochelle, New York 10801
                         ------------------------
                         City, State and Zip Code


PART II--RULES 12b-25(b) AND (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)

          (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

 [X]           (b)  The subject annual report, semi-annual report,
                    transition report on Form 10-K, Form 20-F, 11-K or Form
                    N-SAR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report of transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

          (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.


PART III--NARRATIVE

State below in reasonable detail the reasons why Forms 10-K, 20-F, 11-K, 10-Q,
N-SAR, or the transition report or portion thereof, could not be filed within the prescribed time period.

     The financial statements of OCG Technology, Inc. (the "Registrant") will not be completed by September 28, 2005, the last day for a timely filing of its Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005, pursuant to Rule O-3 of the General Rules and Regulations under the Securities Exchange Act of 1934 because the Registrant was not able to do so without unreasonable effort and expense.


                                               (Attach Extra Sheets if Needed)

                                                               SEC 1344 (6/94)

PART IV--OTHER INFORMATION

(1) Name and telephone number of person to contact in regard to this notification

        Edward C. Levine            914          576-8457 ext.23
     ------------------------  -------------        ----------------
           (Name)               (Area Code)        (Telephone Number)

(2) Have all other periodic reports required under Section 13 or 15(d) of the
    Securities Exchange Act of 1934 or Section 30 of the Investment Company
Act
    of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If answer is no,
    identify report(s).                                [X ] Yes [ ] No



(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the
    earnings statements to be included in the subject report or portion
    thereof?                                        [  ] Yes [x] No

    If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

=======================================================================

                            OCG Technology, Inc.
                  ------------------------------------------
                 (Name of Registrant as Specified in Charter)

has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.


Date:     September 29, 2005             By: /s/ Edward C. Levine, President

      -------------------------------          --------------------------------