Form 10-K/A
period 2005-06-30
OCG TECHNOLOGY INC
filed 2005-10-14
CIK 73779

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                FORM 10-KSB/A


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
    [Fee Required]
                                 For the Fiscal Year ended   June 30, 2005
							     -------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
    [No Fee Required]
                                 For the transition period from ______ to ______

                                 Commission file number     0-5186
							    ------
                             OCG TECHNOLOGY, INC.
                (Name of small business issuer in its charter)

                         DELAWARE                                        13-2643655
  ---------------------------------------------------------------        -------------
 (State or other jurisdiction of incorporation or organization)          (I.R.S. Employer Identification No.)

            56 Harrison Street, New Rochelle, New York       10801
	    ------------------------------------------------------
         (Address of principal executive offices)            (Zip Code)


Issuer's telephone number    (914) 576-8457

Securities registered pursuant to section 12(b) of the Act:   NONE

Securities registered pursuant to section 12(g) of the Act:

                    Common Stock, par value $.01 per share
                                (Title Class)

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) had been subject to such filing requirements for the past 90 days.
Yes  [X]    No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average of the closing sale price for such stock on September 15, 2005 was $1,452,717. As of September 15, 2005 the Registrant had 49,901,121 shares of Common Stock outstanding.

The Issuer's revenues for its most recent fiscal year: $315,697.00

Documents Incorporated by Reference: None

					Page 1
                                Part I

 Item 1. Description of Business
         -----------------------
 General.
 -------
 OCG Technology, Inc.(which, together with its subsidiaries, unless the context otherwise requires, is referred to as the "Company") and its wholly owned subsidiary, PrimeCare Systems, Inc. ("PSI"):
 (i) created, own, maintain, and market the PrimeCareTM Patient Management System, Version 9 ("PrimeCareTM Version 9") which includes the CodeComplierTM; (ii) created, own, maintain, and market Web sites containing secure Internet enhanced, and targeted components of PrimeCareTM, which Web sites are known as PrimeCareOnTheWeb.com, YourOwnDoctor.com, and YourOwnHealth.com;
 (iii) operate a shopping cart and market videos and DVDs on a fitness Web site, known as www.DeniseAustin.com; and (iv) created, and own the Cardiointergraph, a medical device used for the early detection of coronary artery disease. OCG Technology, Inc. was incorporated as Data Display Systems, Inc. on July 3, 1969.

 The Company's principal executive office is located at 56 Harrison Street, New Rochelle, New York 10801 and its telephone number is
 (914) 576-8457.

 Products Overview.
 -----------------
 Although the Company's primary source of revenues are currently derived from the operation of the "shopping cart" on the fitness Web site known as www.DeniseAustin.com, the Company believes that the PrimeCare Version 9 and its related Web sites will become the major source of the Company's revenues. This is more fully discussed below under "Competition" and "Marketing".

 PrimeCare(TM) Patient Management System, Version Nine
 -----------------------------------------------------
 PrimeCare(TM) Patient Management System, Version Nine ("PrimeCareTM Version Nine ) is a complete, ground-up redesign and re-write of the Company's initial electronic medical record ("EMR") system, the PrimeCareTM Patient Management System ("PCPMS"). The overall system architecture has been changed; the supporting data base structures have been enhanced; the client interface has been redesigned to more accurately reflect the operational needs of the end-users, and user installation has been greatly simplified and hardware cost reduced.
				Page 2
 PrimeCareTM Version Nine is a user friendly, patient management system that is patient, physician and staff, interactive. PrimeCareTM Version Nine: (i) creates an electronic medical record documenting the patient physician encounter; (ii) is Health Insurance Portability Accountability Act ("HIPAA") compliant;
 (iii) is designed for use in national and local health care systems, military organizations, correctional facilities, HMOs, hospitals with outpatient services, ambulatory clinics, group practices and solo practitioners; (iv) uses an authoritative and comprehensive knowledge database of approximately 280 symptom and problem oriented patient Questionnaires for diagnostic and follow-up office visits; (v) collectively contains over 100,000 complaint and disease state questions, over 2,000 diagnoses, over 675 physician reference articles, over 300 patient education articles; (vi) allows the physician's staff to schedule the appropriate Questionnaire and enter the patient's vital signs;
 (vii) interacts directly with the patient by having the patient select the answers from the Questionnaires that apply to their problem; (viii) does not require the patient to have computer or typing skills; (ix) enables the physician to obtain their patients' detailed History of Present Illness ("HPI") by having the patient answer the Questionnaires without requiring physician or staff time; (x) allows the physician to interact directly with PrimeCareTM Version Nine to select and document the normal and abnormal physical findings, assessments, tests, prescriptions and treatment plan for the patient; (xi) provides automatic (real time) calculation of the Health Care Finance Administration's ("HCFA") Evaluation and Management ("E&M") code, with a full audit trail, used for determining the reimbursement level by Medicare, health insurance providers and other third party payors for the office visit; (xii) permits patients to answer Questionnaires at their own speed (xiii) creates significant clinical and patient databases for outcomes research.
 				Page 3
 When the patient arrives at, or telephones, the doctor's office, a staff member selects the appropriate Questionnaire based upon the patient's chief complaint and/or symptoms, and if the patient is at the doctor's office, takes and enters the patient's vital signs. The patient at the doctor's office is then seated at a computer, or if at home or office then via the Internet, answers complaint-specific questions contained in the Questionnaire, by using either the keyboard number keys or mouse to indicate answers that apply to him or her. No typing or computer skills are required. When the patient has completed the Questionnaire, PrimeCareTM Version Nine creates a Preliminary Report (the "Report") for the physician to review before examining the patient. The Report contains the patient's current problems, medications and allergies, and the patient's detailed HPI that includes all of positive and significant negative responses to the questions contained in the Questionnaire , vital signs and an alphabetical list of the diagnostic possibilities with the patient's responses repeated that support, or give rise, to each diagnostic possibility. By freeing up the time physicians would normally have to spend asking patient history questions and recording responses, PrimeCareTM Version Nine permits physicians to see more patients and/or to spend more quality time with each patient. PrimeCareTM Version Nine is also easy for physicians to understand and use. The same simple key stroke or mouse click process allows the physician or appropriate staff member to select and document the: physical findings (normal and abnormal), assessment, tests, treatment plan, prescribe medications, and patient education handout materials and to schedule follow-up visits, thus creating and electronically storing, the patient's record and virtually eliminates dictation and transcription costs. The physician or appropriate staff member can also type a comment that expands upon an answer selected by the patient in the Questionnaire, a physical finding, an assessment, a treatment plan, a prescription, or about any subject that may be appropriate. At the conclusion of the encounter a final summary report of the visit that includes, the patient's HPI, physical findings, assessment, tests, prescriptions, treatment plan, patient educational materials and the scheduled follow-up visit, are stored electronically in the patient's file, and a copy can be printed for the patient.
 					Page 4
 PrimeCareTM Version Nine: standardizes the patient record and can improve consistency in patient care, since all patients with the same symptoms, or problems, answer the same Questionnaire and questions, eliminating inconsistencies which occur when questions are asked orally, and the same questions may not be asked of each patient; creates a patient database for clinical and outcomes research; automatically generates a problem list; incorporates patient care algorithms and clinical practice guidelines; permits, with appropriate security controls, both local and remote, on-line electronic retrieval of patient records and hard copy print outs; enables rapid access to important patient data for clinical care; contains and provides patient education materials about disease, disease management, tests and medications; and provides physician reference materials.

 PrimeCareTM Version Nine's overall system architecture has been redesigned away from a local network based two-tier client-server application, used in the prior version of the PCPMS, to incorporate a robust three-tier client-provider-relational database management system ("RDBMS") application, designed for geographically separated tiers. The client (end-user) tier of PrimeCareTM Version Nine is designed to connect with the middle or provider (server) tier via secure Internet communications. The provider and data base tiers are designed to support multiple, distinct clients simultaneously. The client application has been designed to allow easy internationalization and localization (easy adaptation to local currency, date and time conventions).

 Supporting databases have been redesigned to remove unnecessary redundancies, including a major redesign of the patient/physician encounter questionnaire. Also, provisions have been added for support of an unlimited number of alternative languages. Currently, language support is offered in English. A version is being developed for Spanish, which was substantially completed during September, 2005. The terms of a recently signed license agreement provides for the licensee to pay for development of a Portuguese version . French, and Simplified Chinese have been started, but will not be completed in the near future.
 				Page 5
 PrimeCare(TM) Version Nine continues to be a Windows(TM) application. The client tier will run on Windows 98SE or any later Windows desktop operating system, such as Windows 2000, Windows NT, or Windows XP. It will not run on Unix or Linux. The server (provider tier) and data base tiers of PrimeCare(TM) Version Nine should be hosted on redundant Windows 2000 or Windows XP servers with appropriate backup, and standby support.

 The three-tier architecture of PrimeCareTM Version Nine provides many advantages, including easy client installation; reduced on-site support requirements; enhanced data security; and maximum flexibility. PrimeCareTM Version Nine's reduced installation and maintenance costs and its flexibility enables it to be adapted to a wide variety of health care organizational uses, including national and local health care systems, military organizations, correctional facilities, HMOs, hospitals with outpatient services, clinics, group practices and solo practitioners.

 As a three-tier application, PrimeCareTM Version Nine requires only the client tier application to be installed at the end-user location. This system architecture greatly simplifies both user installation and system maintenance. Although the client (end-user) tier uses the Internet to communicate with the provider and data base tiers, it is not a browser-based application, thereby eliminating the many compatibility and security issues involved in supporting multiple browser configurations. The PrimeCareTM Version Nine client is a specially written front-end application, designed to be downloaded by the client via a web connection, and then installed at the client's location using normal Windows installation procedures.

 The system is designed to support multiple reimbursement models, including free demo, no-charge use, sponsored use, flat fee, periodic (monthly / annual) fee, activity based fees, and option-based fees.

         PrimeCareTM Patient Management System ("PCPMS")
         -----------------------------------------------
 The PCPMS was the Company's initial EMR offering. The Company has discontinued marketing and supporting the PCPMS
 					Page 6
         CodeComplierTM:
         ---------------
 The Company has also developed CodeComplierTM, an application software program used in conjunction with the Company's PrimeCareTM Version Nine and PrimeCareOnTheWebTM. As each item of information is entered into and collected by PrimeCareTM during the patient encounter, the CodeComplierTM organizes the data in the proper classification and using the 1997 HCFA guidelines, automatically calculates HCFA's Evaluation and Management code level, with full audit trail, used for determining the reimbursement level by Medicare and other third party payers for the History, Physical Findings and Decision Making sections of the office visit. It totally eliminates the time and effort that would otherwise be required by the physician or office personnel to complete this task. CodeComplierTM takes the guesswork out of E&M and third party payer compliance. CodeComplierTM is an integral part of PrimeCareTM Version Nine.

         PrimeCareOnTheWeb.com (the "PCW Site"):
         ---------------------------------------
 The PCW Site is a unique physician and patient interactive Site that: (I) uses PrimeCareTM Version Nine's unique Questionnaires for diagnostic and follow-up office visits, physician reference articles, patient education material, CodeComplierTM for real time calculation of E&M code and the scheduler portion of PrimeCareTM Version Nine; (ii) enables physicians to obtain their patient's detailed HPI by having the patient answer Questionnaires via the Internet without requiring physician time; (iii) saves the physician and staff the time required to obtain the HPI, thus allowing them to give more attention to each patient and/or see more patients; (iv) produces an extremely comprehensive HPI that includes all of the "yes" answers, pertinent negatives and a list of the diagnostic possibilities with the answers repeated that support each diagnostic consideration; (v) is HIPAA compliant;
 (vi) protects all Internet communication and the confidentiality rights of every user through a unique user ID and password per Questionnaire to be answered and secure digital certificates from VeriSignTM, (vii) encrypts all data for storage; (viii) enables creating a significant database for outcomes research; and (ix) automatically provides registered physicians individual Web sites on YourOwnDoctorTM.
 					Page 7
         YourOwnDoctor.com (the "YOD Site"):
         -----------------------------------
 The YOD Site is a web community created, owned, operated and maintained by the Company that: (I) provides free individual Web sites for physicians, physician groups, and other health care providers that register for PrimeCareOnTheWebTM; (ii) enables physicians to promote their services through displaying credentials, including photos of each physician and staff in the office, listing specialties, office hours, directions, maps, phone numbers, e-mail addresses, and accepted insurance plans; (iii) provides useful links to other medical sites; (iv) provides a direct link from physician site to PCW that enables patient to access appropriate Questionnaire and complete; (v) provides direct link to YourOwnHealthTM for use by patients.

         YourOwnHealth.com (the "YOH Site"):
         -----------------------------------
 The YOH Site is a unique, free online health and wellness site designed to empower health care consumers to be better prepared for their next visit to the doctor. The YOH Site offers: (1) the "Medical Interview" that: (I) enables visitors to securely and anonymously select and complete from approximately 104 of the 280 Questionnaires contained in PrimeCareTM Version Nine; (ii) generates and makes available to the visitor a detailed HPI report based upon their responses; (iii) permits the visitor to answer the Questionnaires in either English or Spanish; (iv) encrypts all medical data and uses digital certificates from VeriSignTM for Internet communication; (v) provides banner links to the YOD Site and www.DeniseAustin.com. (2) "YourOwnHealthTM Notebook": (I) is a secure depository for storage of personal and family medical data for Registered Members; (ii) can be accessed only through the use of registered IDs and Passwords; (iii) encrypts all medical data and uses digital certificates from VeriSignTM for Internet communication; (iv) provides a convenient way to keep track of personal health issues such as allergies, immunizations, medications and others that can be kept and edited on designated lists; (v) allows the Member to save their completed HPI Questionnaire reports and to add personal notes and reminders to the record. (3) "YourOwnHealthTM Reference" provides extensive health care consumer education material relating to diseases, disease management, medical procedures and prescription and common over the counter medications, including drug interaction.
 				Page 8
         Marketing: The principal markets for the PrimeCareTM Version Nine are national and local health care systems, military organizations, correctional facilities, HMOs, hospitals with outpatient services, ambulatory/outpatient medical facilities, group practices and individual practitioners (collectively, "Healthcare Providers"). PrimeCareTM Version Nine is designed to support multiple reimbursement models, including free demo, no charge use, sponsored use, flat fee, periodic (monthly quarterly, semi-annual and annual) fee, activity based fees and option based fees. The Company intends to license PrimeCareTM Version Nine to Healthcare Providers and organizations that will sub-license the software to Healthcare Providers, for a minimum flat fee of $4.00 per patient per year.

 According to the American Medical Association, there are over 650,000 physicians in the U.S. creating a very large potential market for the System. The Company estimates that as many as 250,000 of these physicians could use PrimeCareTM Version Nine routinely.

  Currently, the Company's revenues from PrimeCareTM Version Nine are minimal and no assurances can be given that the marketing plan will succeed. Currently, the principal sources of income from the Web sites are branding/advertising fees and commissions from product sales. This income is directly related to the number of visitors to each site. However, since the close of the year ending June 30, 2005, the Company has entered into a ten year license agreement with a company based in Argentina. The Medical Director of the Licensee, a prominent, highly regarded physician in Argentina, has been using PrimeCare Version Nine since November, 2004. As part of the consideration for becoming the exclusive licensee in the free trade association, known as Mercosur, whose members are Argentina, Brazil, Chile, Paraguay and Uruguay, the Licensee has agreed to fund the translation and internationalization of PrimeCare Version Nine in both Spanish and
 Portuguese.   The Spanish version was substantially  completed
 during September 2005.  The Licensee will sub-license PrimeCare
 Version Nine to health care providers in the Mercosur.   In the
 event that the gross revenues derived by Licensee from sub licensing PrimeCare V9, are less than two million five hundred thousand U.S. dollars (US$2,500,000) for the third year of the Term of the agreement, or any year thereafter, the Agreement will become non-exclusive for the balance of the term. The License provides that the fee to be charged to a sub-licensee shall be not less than four US dollars (US$4) per annum, per patient of each sub-licensee, without regard to the number of patient uses of the software during that year, unless the Company agrees, in writing, to a lower fee. The Licensee intends to begin installation of PrimeCare Version Nine in a few months.
 					Page9


 Competition:   According to the Fact Sheet, of the Health
 Information Requests for Proposals, requested by the Office of the National Coordinator for Health Information Technology of the Department of Health & Human Services, dated June 6, 2005, http://www.os.dhhs.gov/healthit/documents/RFPfactsheet.pdf, there are more than 200 EHR (electronic health records) on the market
 today   To date, market penetration by both the Company and its
 competitors has been very small. We refer you to an article appearing in the May 23, 2005 edition of the Wall Street Journal entitled "Software for Symptoms", which discusses the use of computers in medicine. It also points out that use of software can be cost prohibitive, time-consuming and cumbersome, and that there are concerns regarding computerized mistakes and the fact that the consensus is that no more than 2% of U.S. doctors use diagnostic software for these reasons. Therefore, we do not believe that any competitor has a significant share of the market.


 The article raises the question as to why diagnostic software has not found more of a market. It then states in response "Some doctors say it takes too much time to enter extensive patient data into some systems." it then continues with "If your HMO allows you 10 and a half minutes to see a patient how are you going to do this?" quoting David Goldmann, a physician who serves as vice president and editor in chief of the Physicians' Information and Education Resource, a guide to clinical care published by the American College of Physicians in Philadelphia." Unlike competitive electronic medical records ("EMR") or computerized patient records ("CPR") the PrimeCare System reduces the time the physician spends with the patient. This is accomplished by the PrimeCare System because it contains and uses an authoritative and comprehensive knowledge database of approximately 280 symptom and problem oriented patient Questionnaires for diagnostic and follow-up office visits, which Questionnaires are answered by the patient, without requiring physician time or presence, and when completed generates a report which contains all "yes" answers, pertinent "no" answers, and list the diagnostic possibilities in alphabetical order, together with the responses which gave rise to said diagnostic consideration. The System does not make any decisions. It gathers and prepares information for the physician
 to review and then make the decision or diagnosis.   This is more
 fully discussed below. The Company believes that when this becomes more widely known the PrimeCare System will be able to make a significant penetration of the potential market.
 					Page 10
 The Company has not identified any competitive patient management system, which embodies all the features of PrimeCareTM Version Nine, in particular the complaint specific, interactive Questionnaires that are completed by the patient, and the report generated by the patient's responses.

 Competitive systems require the physician to acquire the clinical information needed to make the diagnosis. This information is acquired mainly by verbally by asking the patient questions. A physician may not ask every patient the same questions for the same problem, nor may different physicians always ask the same questions for the same problem.
 Competitive systems require the physician to enter the data they acquired during a verbal interview with the patient, some by entering the data into a computer program, and others by selecting the physician's diagnosis from a computer program, which brings up on the computer a list of symptoms relating to that diagnosis and the physician checks off the patient's symptoms, which enters them into that patients record. Whereas, PrimeCareTM Version Nine contains symptom, and problem oriented, patient Questionnaires for diagnostic, and follow-up office visits, which Questionnaires are answered by the patient, without requiring physician time or presence, and when completed generates a report (the "Report") which contains all "yes" answers, pertinent "no" answers, and a list of the diagnostic possibilities, in alphabetical order, with the responses, which gave rise to said diagnostic consideration.

 The physician reviews this report, examines the patient using PrimeCareTM Version Nine which contains both abnormal and normal findings, selects the diagnosis, selects and prescribes medications, recording them all in the patient's record by a click of the "mouse" or using the keyboard, all of which is done in real time. Since the Report list the diagnostic possibilities, the physician is less apt to overlook of forget about a diagnostic possibility. PrimeCareTM Version Nine makes a more complete record since it contains every question asked, every answer and a list of diagnostic possibilities. Competitive systems increase the physicians work, while PrimeCareTM Version Nine reduces the work. The patient can answer the PrimeCareTM Version Nine Questionnaires on the Internet or in the physicians office.
 					Page 11
 Fitness Web Site:
 ----------------
 The Company has marketing arrangements with www.DeniseAustin.com ("DeniseAustin.com"), currently the Company's primary source of revenues. The Company has entered into two agreements with the manager of the Web site. Under one agreement, the Company provides and operates the "shopping cart" on the site and the second agreement retains the Company as the exclusive seller of Denise Austin videos and DVDs on the site. The Manager markets and promotes the site. The fitness and wellness Web site known as DeniseAustin.com features Denise Austin, a nationally known fitness expert, who has had a daily fitness show on television for over 15 years. The Company's shopping cart sells a variety of Denise Austin products on the Web site. Visitors and fans are able to shop online for their favorite Denise Austin signature exercise videos, books, equipment, gear, private label apparel and food supplements.

         Competition:   There are a number of sellers of fitness
 videotapes including those of Denise Austin, such as retail stores and other Web sites. However, the Company is the exclusive seller of fitness videos and DVDs on Denise Austin's Web site which is promoted by Denise Austin, the host of Lifetime Television's "Denise Austin's Fit & Lite" and "Denise Austin's Daily Workout".
  She is also a columnist for Prevention magazine and has written many books, including "Fit and Fabulous After 40," "Lose Those Last 10 Pounds" and "Shrink Your Female Fat Zones." As a result of ads and other forms of promotion, people come to the Web site, and pay to join, and become members of, and participate in, Denise Austin's Fit Forever, all of which generates visitors to the Web site and our shopping cart.

         Government Regulation
         ---------------------
         The Company is operating in the medical field, which is subject to extensive federal, state and local regulations. Neither the PrimeCareTM Version Nine, nor the CodeComplierTM require FDA filings or approval. However, PrimeCareTM Version Nine must be, and it is, compliant with the Health Insurance Portability Accountability Act ("HIPAA") to enable physicians to use it.
 HIPAA was enacted, in part, to establish national standards for electronic health care transactions and it addresses the security and privacy of health data during electronic data interchange. However, there can be no assurance that new laws will not be passed, or current regulations changed, the enactment of which could negatively effect, or prohibit, the marketability of PrimeCareTM Version Nine.
 					Page 12
         Employees
         ---------
         The Company has seven employees including officers. Two full time employees are non-salaried officers, four are full time salaried employees, and one is a paid part time employee.

 PROPERTIES

 The Company leases approximately 1,000 square feet of office space at 56 Harrison Street, New Rochelle, New York where it maintains its executive office. The lease bears an annual rental of $22,117.08 and expires on June 30, 2006. The Company also leases approximately 3,634 square feet of office space in Newport News, VA. The lease bears an annual rental $44,798 until it expires on May 31, 2006.


 Item 3.  Legal Proceedings
          -----------------
          NONE

 					Page 13
                                PART II

 Item 5.  Market for the Registrant's Common Stock and Related
 Stockholder Matters.

 The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol OCG. Prior to February 19, 1998 The Company's Common Stock was quoted on NASDAQ (now NASDAQ Small Cap) under NASDAQ symbol OCG. The following table sets forth the range of high and low closing prices for the Company's Common Stock for the periods indicated, on the market it was trading on at that time. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions and may not represent actual transactions.

 Fiscal Year Ended June 30, 2004           High    Low
 -------------------------------           ----    ----
 1st Quarter                              .0500    .0300
 2nd Quarter                              .0500    .0300
 3rd Quarter                              .1000    .0300
 4th Quarter                              .0800    .0400

 Fiscal Year Ended June 30, 2005           High    Low
 -------------------------------           ----    ----
 1st Quarter                              .0600    .0100
 2nd Quarter                              .0500    .0200
 3rd Quarter                              .0600    .0200
 4th Quarter                              .0600    .0300

 As of June 30, 2005 there were approximately 1,290 record holders of the Common Stock, which does not include stockholders whose shares are registered in "nominee" or "street" name. The closing bid price per share for the Common Stock on September 15, 2005 was $.03.

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

 On July 12, 1984, a majority of the shareholders of the Company authorized the amendment of the Certificate of Incorporation of the Company creating a class of 1,000,000 shares of preferred stock, the relative rights, preferences and designations of which could be determined by the Board of Directors.
					Page 14
 On March 21, 2005 pursuant to the authority vested in the Board of Directors of the Company, a series of Preferred Stock of the Company was created out of the authorized but unissued shares of the capital stock of the Company, and was designated Series F Preferred Stock, to consist of a maximum of 400,000 shares, par value $.10 per share, of which the preferences and other rights, and the qualifications, limitations or restrictions thereof, shall be as follows (1) the shares are convertible into ten thousand (10,000) shares of Common Stock for each share of Series F Preferred Stock converted, provided that there is an increase in the number of the Company's authorized shares of Common Stock to enable conversion; (2) the holders shall have ten thousand (10,000) votes per share held and shall have the right to vote for any purpose that the holders of the Company's Common Stock may vote; (3) dividends shall not be cumulative and shall be distributable out of the aggregate of all cash dividends declared by the Company in any year, such cash dividends, if any, shall be calculated in an amount per share of Series F equal to ten thousand (10,000) times of the amount per share of dividends distributable to the holders of one share of the Common Stock; and
 (4) in the event of any voluntary or involuntary liquidation, dissolution or other winding up of the affairs of the Company, the holders of the Series F Preferred Stock shall be entitled to receive out of the assets and funds of the Company to be distributed, an amount per share equal to ten thousand (10,000) times of the amount per share to be distributed to the holders of one share of the Common Stock. No shares of Series F Preferred Stock have been issued.
					Page 15
 On June 25, 2003, the Board amended its Certificate of Designation creating Series C Preferred Stock created on November 12, 2001.
 The amendment increased the number of shares designated as Series
 C Preferred Stock from 100,000 to 200,000. The preferences and other rights, and the qualifications, limitations or restrictions of the Series C Preferred Stock include the following: (1) the shares are convertible into one hundred shares of Common Stock for each share of Series C Preferred Stock converted, provided: (I)
 that in the event that there is no increase in the number of the Company's authorized shares of Common Stock, then conversion can occur only if authorized by the Company's Board; or in the alternative, (ii) in the event that the Company's Stockholders shall authorize the Company's Board to increase the number of the Company's authorized shares of Common Stock to at least one hundred million authorized shares and, as a result the number is so increased, then conversion is at the option of the holder; (2)
 the holders shall have one hundred (100) votes per share held and shall have the right to vote for any purpose that the holders of the Company's Common Stock may vote; (3) dividends shall not be cumulative and shall be distributable out of the aggregate of all cash dividends declared by the Company in any year, such cash dividends, if any, shall be calculated in an amount per share of Series C equal to one hundred (100)times of the amount per share of dividends distributable to the holders of one share of the
 Common Stock; and (4) in the event of any voluntary or involuntary liquidation, dissolution or other winding up of the affairs of the Company, the holders of the Series C Preferred Stock shall be entitled to receive out of the assets and funds of the Company to be distributed, an amount per share equal to one hundred (100)
 times of the amount per share to be distributed to the holders of one share of the Common Stock.. On January 31, 2002, 60,000 shares of Series C Preferred Stock was issued on the conversion of
 $450,000 of notes payable.
 					Page 16
 On June 10, 1992 pursuant to the authority vested in the Board of Directors of the Company, a series of Preferred Stock of the
 Company was created out of the authorized but unissued shares of the capital stock of the Company, and was designated Series E Preferred Stock, to consist of a maximum of 100,000 shares, par value $.10 per share, of which the preferences and other rights, and the qualifications, limitations or restrictions thereof, includes the following: (1) These shares are non-convertible; (2)
 The holders of shares shall have the right to vote for any purpose on the same basis as the holders of the Company's Common Stock;
 (3) Series E Dividends shall not be cumulative and shall be distributable out of the aggregate of all cash dividends declared by the Company in any year, and shall be calculated as follows:
 the aggregate amount of all cash dividends declared and to be distributed by the Company to all classes of its shareholders in a fiscal year shall be multiplied by a fraction, the (A) numerator of which shall be an amount equal to fifty (50%) percent of the net profits of the Company's subsidiary, Mooney-Edwards
 Enterprises, Inc. ("MIS") for the prior fiscal year; and the (B) denominator of which shall be the sum of the said net profits of the Company (including those of MIS) for such prior fiscal year;
 (4) The Series E Preferred Stock may be redeemed, in whole or in part, at the option of the Company, at the price of $30.00 per share, plus all accrued and unpaid dividends thereon. On June 25, 1992, 100,000 shares of Series E Preferred Stock were issued in conjunction with the acquisition of Mooney-Edwards Enterprises,
 Inc.  No dividends have ever been declared or paid for the Series
 E Preferred Stock. On August 2, 1999, pursuant to the terms of an Asset Purchase Agreement, Mooney-Edwards Enterprises, Inc was sold by the Company.  During December 2001, the Company converted
 67,000 shares of Series E Preferred Stock into 200,000 shares of the Company's Common Stock.
 					Page 17
 Item 6.  Management's Discussion and Analysis or Plan of Operation
          ---------------------------------------------------------
                  Fiscal 2005 Compared to Fiscal 2004
 General
 -------
 The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere herein. The following discussion contains certain forward-looking statements within the meaning of
 Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include predictions, estimates and other statements that involve a number of risks and uncertainties. While this outlook represents the Company's current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein.

 The Company has experienced recurring losses from operations and has relied on the sale of equity interests in the Company and loans from shareholders to fund its operations. If necessary, the Company intends to provide additional working capital through the sale of equity interests in the Company. Although, in the past, the Company has been able to provide working capital through the sale of equity interests in the Company and loans , there can be no assurances that it will succeed in its efforts, which creates a doubt about its ability to continue as a going concern.

 Critical Accounting Policies and Estimates
 ------------------------------------------
 The discussion and analysis of the Company's financial condition and results of operations following are based upon its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles of the United States of America. The preparation of these financial statements requires the use of estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company believes that the estimates, assumptions and judgements involved in the accounting policies described below have the greatest potential impact on its financial statements, so the Company considers these to be its critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates used in applying the critical accounting policies. Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances which would result in materially different amounts being reported.
 					Page 18
 Capitalized Software Costs
 --------------------------
 Capitalized software costs are amortized over the estimated useful life. Changes in circumstances, such as technological advances or shortfalls in marketing estimates, can result in differences between the actual and estimated useful life. Periodically, and when conditions dictate, we reevaluate the recoverability of the carrying value and useful life of this long-lived asset and make the necessary adjustments to reflect the asset at its proper estimated value and amortize it over the remaining estimated useful life.

 The Company had a write off of $65,229 and $387,532 of capitalized software costs during the years ended June 30, 2005 and June 30, 2004, respectively, in compliance with the Company's policy relating to reevaluating the value and useful life of this long-lived asset.

 Revenue Recognition
 -------------------
 The Company has four sources of income: (1) sale of inventoried merchandise on our Web sites; (2) commissions received from vendors who link to our Web sites; (3) advertising fees; and (4) software license fees.

 Sale of inventoried merchandise.
 -------------------------------
 This revenue stream is reported on a "gross" basis in compliance with EITF 99-19, because the Company purchases the merchandise from the source it selects; is at risk for the purchaser's credit; and the Company ships the merchandise. The Company reports the gross sales price as revenue and expense the cost of the merchandise and the shipping costs as "cost of sales". The Company is almost always paid by credit card at the time of purchase and occasionally by check. Sales are booked when the merchandise is shipped. The merchandise is not shipped until the credit is approved.
 					Page 19
 Commissions received from vendors
 ---------------------------------
 The Company acts as a commissioned broker by displaying a vendors products on the Company's Web sites. When a consumer indicates a desire to purchase an item, the order is collected through the Web site and processed by the third party seller. The Company receives a commission on such sale after it is consummated. When the Company is paid, it reports the "commissions" on a "net" basis in compliance with EITF 99-19. The Company reports commissions this way because: (a) it does not have any direct costs; (b) it does not purchase the product sold; and (c) it does not have any credit risk on the sale, and it does not handle or ship the product when sold. The Company notifies the seller of an interested buyer and it receives a commission check from the seller upon the consummation of a sale. At that time the Company reports the revenue on a "net" basis.

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

 All licenses are evidenced by a written contract. License fees, paid for use of the software, are annual fees, generally payable monthly, or quarterly, in advance, based on the number of patients of the Healthcare Provider or are based on uses (per patient visit), which are generally, purchased in advance. The license fee includes updates to the software during the term of the license. The software contains considerable medical information and the Company keeps this medical content reasonably current. The Company does not sell the software or any updates separately and therefore, has not established VSOE. The Company will recognize income ratably over the license term.
 					Page 20
 Results of Operations
 ---------------------
 Total revenues increased to $315,697 for the year ended June 30, 2005 from $299,143 for 2004. The increase in revenues came as the result of an increase in the sale of merchandise due an increase of visitors to our Web sites. Cost of sales increased to $167,694 for the year ended June 30, 2005 from $143,226 for the year ended June 30, 2004. The Company's revenues for the year ended June 30, 2005, consisted of: $299,088 from the sale of merchandise (an increase of $62,410 for the same period in 2004); $114 from advertising fees (a decrease of $32,155 for the same period in 2004); and $8,245 from commissions (a decrease of $22,240 over the same period in 2004).

 Marketing, general and administrative expenses decreased
 $242,925 for the year ended June 30, 2005, as compared to the same period for 2004, primarily from the decrease of approximately:
 $240,000 in salaries and $30,000 in accounting fees, offset by an increase in Sales and marketing of approximately $7,000 and a
 charge to Bad debts of $142,000.   During the year ended June 30,
 2004, salaries were charged $251,100 as the result of valuing warrants issued to two officers in that amount. The charge to bad debts resulted from the write-off of a subscription receivable and the accrued interest thereon.

 Interest expense increased $199,845for the year ended June 30, 2005, primarily from a charge to interest in connection with sale of shares of stock.

 Other product costs increased $48,081 for the year ended June 30, 2005, as compared to the same period for 2004. This is an increase of approximately 22%.
					Page 21
 Liquidity and Capital Resources
 -------------------------------
 At June 30, 2005, the Company had a current ratio of .05 to 1 compared to .46 to 1 as of June 30, 2004. The decrease in current ratio is due to the an increase in notes payable of$175,000.00, the proceeds of which were used to sustain operations. The net loss from operations for the year ended June 30, 2005, was $662,121 compared to $1,022,773 for the prior year. The reduction in the net loss from operations was primarily due to: the decrease in "marketing, general and administrative expenses" during the current year (see "marketing, general and administrative expenses" above); a write off of $387,532 of capitalized software costs during the years ended June 30, 2004, compared to $65,229 for the current year, in compliance with the
 Company's policy relating to re-estimating the value and useful life of this long-lived asset (see "Critical Accounting Policies and Estimates - Capitalized Software Costs" above) compared to none for the current year; a decrease in the loss on sale of marketable securities of $120,000, and a charge to interest expense of $215,033 in connection with the sale of the Company's common stock $451,893 or 69% of the net loss from operations for the year, were non-cash charges consisting of Depreciation and Amortization in the amount of $24,697; amortization of Prepaid Expenses in the amount of $33,333 paid through the issuance of shares of common stock; the write-off of $142,830 for an uncollectible note receivable; a loss in the amount of $41,000 resulting from the sale of marketable securities; and a charge to interest expense of $215,033. The Company has experienced recurring losses from operations and has been unable to provide sufficient working capital from operations and has relied significantly on the sale of equity interests in the Company, and the exercise of warrants and loans from shareholders to fund its operations. The Company's auditors have included an explanatory paragraph regarding the ability of the Company to continue as a "going concern".
 					Page 22
 Cash on hand, inventory, and receivables were $21,565 at June 30, 2005. During the year ended June 30, 2005, the Company raised
 $43,205 through the sale of common stock.   Although, in the past,
 the Company's principal means of overcoming its cash shortfalls from operations was from the sale of the Company's stock, loans and the exercise of warrants, there can be no assurances that the Company will succeed in its efforts in the future. However, in September of 2005, the Company entered into a software license agreement, which granted a license to an Argentinean company to market PrimeCareTM Version Nine in the Mercosur, a South American free trade area consisting of Argentina, Brazil, Paraguay, Uruguay, and Chile. As part of the consideration for granting the license the Company received $60,000.00 and the licensee paid for the translation of PrimeCareTM Version Nine into Spanish and will pay for the translation into Portugese. The Company believes it will receive significant revenues from license fees during calendar year 2006, as a result of the license.

 Marketable securities
 ---------------------
 The Company had advanced funds totaling $334,500, plus accrued interest at 7% per annum, pursuant to a grid note, dated February 4, 2002 (the "Note"). In consideration for these advances, the Company received warrants to purchase common stock of the borrower, exercisable over a period of three years from the date of issuance, at a price of $0.25 per share. The Company received a security interest in accounts receivable of the borrower anticipated to be generated under certain sales contracts which provide for borrower to install and maintain the health care system for certain countries. On October 10, 2003, the Company agreed to accept 3,709,230 restricted (unregistered) shares of the borrower's common stock, par value $0.0001 per share, (the "Stock") in full payment of the Note ($334,500 of principal, plus $36,423 of accrued interest, for the total amount of $370,923). The market value on October 10, 2003, of the Stock received was $704,753. During the year ended June 30, 2004, the Company realized $162,761 from the sale of 3,260,000 shares, which resulted in a loss of $163,239.During the six months ending December 31, 2004, the Company sold the balance of the shares for $5,000, realizing an additional loss of $41,300.
 					Page 23
 Plan of reorganization and change of control
 --------------------------------------------
 On March 16, 2005, OCG Technology, Inc. ("OCGT"), entered into an agreement and plan of reorganization with Centerstaging Musical Productions, Inc.("CMPI") and its stockholders, which was terminated by CMPI on August 1, 2005. Pursuant to the terms of the agreement, OCGT would have acquired all of the issued and outstanding capital stock of CMPI in exchange for the issuance of shares of OCGT's Series F Preferred stock. Upon the closing of the share exchange, CMPI would have become a wholly-owned subsidiary of OCGT. The transaction will result in a change of control of OCGT, whereby approximately 96% of OCGT's outstanding shares will be owned by persons who were previously stockholders of CMPI.

 As a condition of the agreement with CMPI, it was agreed that 100% of the shares of PrimeCare Systems, Inc., owned by OCG Technology, Inc., would be distributed to those stockholders of OCG Technology, Inc., prior to the closing of the agreement. PrimeCare Systems, Inc. filed a registration statement in order to facilitate the distribution (spin-off). The registration statement was withdrawn after CMPI withdrew.

 The agreement also provided that CMPI would, and they did, advance $175,000 to OCG Technology, Inc. which is evidenced by a promissory note due and payable on December 31, 2005.

 Products Overview.  See "Products Overview" on page 1.
 -----------------

 Competition:
 -----------
 The Company has not identified any competitive patient management system which embodies all the features of the PrimeCareTM System, in particular the complaint specific, interactive Questionnaires completed by the patient and the report generated by the patient's responses. The Company believes that it has the only in-office patient management system and Web sites that enable physicians to obtain the patient's detailed HPI by having the patient answer problem-specific HPI Questionnaires on a PC in the office or via the Internet. However, other companies market systems which may have some of the features of the PrimeCareTM System and some companies market medical office products which perform different functions than those performed by the PrimeCareTM System. To date, market penetration by both the Company and its competitors has been limited. It is estimated that no more than 2% of U.S. doctors use diagnostic software for these reasons. (See "Competition" at page 5)
					Page 24
 The Market:
 ----------
 The Company's domestic and international markets for: (a) the PrimeCareTM Version 9 , the PCW, YOH and the YOD Sites are ambulatory/outpatient medical facilities, such as, primary care physicians, medical clinics, group practices, health maintenance organizations, health care insurance companies and in general, health care providers other than those providing care to patients confined to hospital beds; and (b) the YOH Site is for the use of the general public.

 Revenue Sources and Marketing Strategy:
 --------------------------------------

 Licensing Fees:
 --------------
 The Company believes that the increased awareness of PrimeCare(TM) Version 9 will enhance the Company's ability to obtain additional contracts and annual licensing fees from large fixed population groups, which includes, but is not limited to, other countries, labor unions, medical insurance companies, HMOs, military forces and correctional facilities.

 Since the close of the year ending June 30, 2005, the Company has entered into a ten year license agreement with a company based in Argentina. The Medical Director of the Licensee, a prominent, highly regarded physician in Argentina, has been using PrimeCare Version Nine since November, 2004. As part of the consideration for becoming the exclusive licensee in the free trade association, known as Mercosur, whose members are Argentina, Brazil, Chile, Paraguay and Uruguay, the Licensee has agreed to fund the translation and internationalization of PrimeCare Version Nine in
 both Spanish and Portuguese.   The Spanish version was
 substantially completed during September 2005. The Licensee will sub-license PrimeCare Version Nine to health care providers in the
 Mercosur.   In the event that the gross revenues derived by
 Licensee from sub licensing PrimeCare V9, are less than two million five hundred thousand U.S. dollars (US$2,500,000) for the third year of the Term of the agreement, or any year thereafter, the Agreement will become non-exclusive for the balance of the term. The License provides that the fee to be charged to a sub-licensee shall be not less than four US dollars (US$4) per annum, per patient of each sub-licensee, without regard to the number of patient uses of the software during that year, unless the Company agrees, in writing, to a lower fee. The Licensee intends to begin installation of PrimeCare Version Nine in a few months. Licensee will pay PSI 50%of the license fees it receives in excess of the first $400,000.00 Licensee receives from sub-licensees, and 25% of the first $400,000.
 					Page 25
 Advertising Fees:
 ----------------
 Advertising revenues are dependant upon the number of visitors that use the Company's Web sites. The Company believes that the use of PrimeCare(TM) Version 9 by licensees will increase awareness and use of the Company's Web sites and thus result in increased advertising fees.

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

 Outcomes Research.
 -----------------
 Potentially, the Company could receive fees or grants for conducting outcomes research for pharmaceutical companies, teaching hospitals, governmental agencies and philanthropic organizations. The Company anonymizes, encrypts and stores the data from both the completed diagnostic and follow-up Questionnaires. This ever-growing medical database can be analyzed in various ways to determine the effectiveness of treatment plans, medications, etc.
 					Page 26
 Fitness Web Site:
 ----------------
 The Company has marketing arrangements with www.DeniseAustin.com ("DeniseAustin.com"), currently, the Company's primary source of revenues. The Company has entered into two agreements with the manager of the Web site. Under one agreement, the Company provides and operates the "shopping cart" on the site and the second agreement retains the Company as the exclusive seller of Denise Austin videos and DVDs. The manager markets and promotes the site. The fitness and wellness Web site known as DeniseAustin.com features Denise Austin, a nationally known fitness expert who has had a daily fitness show on television for over 15 years. The Company's shopping cart sells a variety of Denise Austin products on the Web site. Visitors and fans are able to shop online for their favorite Denise Austin signature exercise videos, books, equipment, gear, and private label apparel and vitamins and nutraceuticals (a food or naturally occurring food supplement thought to have a beneficial effect on human health in the prevention and treatment of disease), as well as sign up for her monthly news letter, enjoy fitness tips, exercises, motivation messages, and some of her favorite healthy recipes.

         Competition:
         -----------
                      There are a number of sellers of fitness videotapes including those of Denise Austin, such as retail stores and other Web sites. However, the Company is the exclusive seller of fitness videos and DVDs on Denise Austin's Web site which is promoted by Denise Austin, the host of Lifetime Television's "Denise Austin's Fit & Lite" and "Denise Austin's Daily Workout".
  She is also a columnist for Prevention magazine and has written many books, including "Fit and Fabulous After 40," "Lose Those Last 10 Pounds" and "Shrink Your Female Fat Zones." As a result of ads and other forms of promotion, people come to the Web site, and pay to join, and become members of, and participate in, Denise Austin's Fit Forever, all of which generates visitors to the Web site and our shopping cart.

 The Company believes that it can obtain sufficient working capital from operations through marketing PrimeCareTM Version 9 and its other Internet products.

 Currently, the Company has no lines of credit and has no material commitments for capital expenditures outstanding.
 					Page 27
                  Fiscal 2004 Compared to Fiscal 2003
                  -----------------------------------
 Results of Operations
 ---------------------
 Total revenues increased to $299,143 for the year ended June 30, 2004 from $224,020 for 2003. The increase in revenues came as the result of an increase in the sale of merchandise due an increase of visitors to our Web sites and the Company securing advertising contracts. Cost of sales increased from $120,540 for the year ended June 30, 2003 to $143,226 for the year ended June 30, 2004. The Company's revenues for the year ended June 30, 2004, consisted of: $236,678 from the sale of merchandise (an increase of $33,479 for the same period in 2003); $32,269 from advertising fees (an increase of $29,269 for the same period in 2003); and $30,485 from commissions (an increase of $10,544 over the same period in 2003).

 Prior to September, 2002, The Company's income consisted of fees and commissions. The Company acted as a commissioned broker to sell various items of merchandise on its Web sites. In those instances, when a consumer indicated a desire to purchase an item, the order was collected through the Web site and processed by the third party seller and the Company received a commission on such sale after it was consummated. The Company still receives and reports "commissions" on a "net" basis in compliance with IETF 99-19. Although the Company continued to be a commission broker for certain merchandise, in September 2002, it also became a direct seller of one of the category of items it was previously selling as a commissioned broker. To accomplish this end, the Company purchased merchandise and maintains an inventory for sale on one of its Web sites. The Company is almost always paid by credit card at the time of purchase and ships the item from its inventory. This type of revenue stream is reported on a "gross" basis in compliance with IETF 99-19, because the Company purchases the merchandise from the source it selects; is at risk for the purchaser's credit; and it ships the merchandise. The Company reports the gross sales price as revenue and expense the cost of the merchandise and the shipping costs as "cost of goods sold". As a result, the major cause for the increase in revenues is that revenues now reflect the total sales price, not just a commission. The gross profit from sales (revenues less cost of sales) for the year ended June 30, 2004, as compared to the same period for 2003, increased from $103,480 to $155,917. This results from basically two reasons: (1) the increased profit per sale resulting from the increased mark-up from selling from inventory rather than receiving a commission; and (2) an increase in the number of units sold as a result of an increase in the number of visitors to our Web site.
 					Page 28
 Marketing, general and administrative expenses decreased $38,3361for the year ended June 30, 2004, as compared to the same period for 2003, primarily from the decrease of approximately:
 $36,000 in consulting expenditures for financial public relations.

 Other product costs increased $17,403 for the year ended June 30, 2004, as compared to the same period for 2003. This is an increase of approximately 9%.

 Item 7. Financial Statements
 The following are included and filed under this Item and appear immediately following the signature page on page 20:

                                                        PAGE

         Independent Auditors' Report                   F-1

         Consolidated Balance Sheet - June 30, 2004     F-2

         Consolidated Statements of Operations -
         Years ended June 30, 2004  and 2002            F-3

         Consolidated Statements of Shareholders'
         Equity - Years ended June 30, 2004  and 2002   F-4

         Consolidated Statements of Cash Flows -
         Years ended June 30, 2004  and 2002            F-5

         Notes to Consolidated Financial Statements     F-7


 Item 8.  Changes In and Disagreements With Accountants on
 Accounting and Financial Disclosure.

         A Form 8-K was filed on February 8, relating to the change in the Company's independent auditors.
 					Page 29
                              PART III

 Item 9.  Directors and Executive Officers of the Registrant.


         The directors and executive officers of The Company are:

         Name            Age                      Position

 Edward C. Levine         78               President and Director

 Jarema S. Rakoczy        63               Vice President and Director

 Jeffrey P. Nelson        61               Secretary and Director

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

 					Page 30
 Item 10. Executive Compensation

 Compensation of Directors

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

                              Summary Compensation Table
                              --------------------------
 (a)                                      (b)                            (c)
                                                             Long-term Compensation  Awards
                                    Fiscal Year Ended            Securities Underlying
 Name & Principal Position               June 30,                    Options/SARs
 -------------------------          -----------------        ------------------------------
 Edward C. Levine,                        2005                          - 0 -
    President and Chief                   2004                          - 0 -*
    Executive Officer                     2003                          - 0 -
                                          2002                          750,000


                                Option Grants in Last Fiscal Year
                                ---------------------------------
 (a)                     (b)                  (c)                  (d)                  (e)
                 Number of Securities      % of Total
                     Underlying            Options/SARs        Exercise or Base
                     Options/SARs          Granted to             Price
  Name                Granted         Employees in Fiscal Year   ($/Share)         Expiration Date
  -----          -------------------- ------------------------ ----------------    ---------------
 Edward C. Levine       None                  0%                  $0.0
 J. S. Rakoczy          None                  0%                  $0.0
 J. P. Nelson           None                  0%                  $0.0

 ----------------------
 * During the fiscal year ended June 30, 2004, 1,500,000 warrants were issued to both Edward C. Levine and J. P. Nelson and 250,000 warrants were issued to J. S. Rakoczy. All of these warrants without shares reserved for their exercise. Exercise of the warrants are subject to the occurrence of an increase in the number of the Company's authorized common shares from fifty million to one hundred million or more.
					Page 31
          Aggregated Option Exercises in Last Fiscal Year
                  and Fiscal Year End Option Values
          ------------------------------------------------
 The following table sets forth certain information regarding the exercise of stock options during the fiscal year ended June 30, 2004 and the fiscal year ended value of unexercised options for The Company's named executive officers.


                                               Number of Unexercised         Value of Unexercised
                     Shares         Value    Options at Fiscal Year-End     In-the-money Options at
                    Acquired      Realized             (1)                    Fiscal Year End  (2)
       Name        on Exercise       ($)      Exercisable/Unexercisable    Exercisable/Unexercisable
       ----        -----------    --------   --------------------------    -------------------------
    E. C. Levine       -0-           $0        1,250,000 / 1,250,000               none
    J. S. Rakoczy      -0-           $0          190,000 / 190,000                 none
    J. P. Nelson       -0-           $0        1,000,000 / 1,000,000               none

      _____________________

      Notes: (1) These Warrants could not be exercised because the exercise of these Warrants is conditioned upon the Company having increased the authorized number of its shares of Common Stock to one hundred million shares.

      Notes:   (2)  Calculated based on the excess of the closing
      market price of The Company's common stock as reported on the OTC Bulletin Board on June 30, 2005 over the option exercise price.
					Page 32
      Item 11. Security Ownership of Certain Beneficial Owners and
      Management.

      The following table sets forth, as of September 11, 2005 certain information with respect to Common Stock ownership of (I) each person known by The Company to own beneficially more than 5% of the shares of The Company's Common Stock,
      (ii) all directors, and (iii) all Officers and Directors as a group.

               Name and Address of     Amount & Nature of       Percent
      Class    Beneficial Owner        Beneficial Ownership     of Class
      -----    -------------------     --------------------     -------
      Common  Edward C. Levine          538,826 - direct        1.08%
              56 Harrison Street
              New Rochelle, NY 10801

      Common  Jarema S. Rakoczy         359,600 - direct         .72%
              56 Harrison Street
              New Rochelle, NY 10801

      Common  Jeffrey P. Nelson         578,800 - direct        1.16%
              56 Harrison Street
              New Rochelle, NY 10801

      Common  All directors and         1,477,226 - direct      2.96%
              officers as a group
              (3 Persons)

					Page 33
      Item 12. Certain Relationships and Related Transactions

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

      On December 28, 2001, The Company authorized an aggregate of 2,698,056 Warrants, previously issued with shares reserved for exercise to be modified, with the Warrant holders' consent, eliminating the requirement to reserve shares of Common Stock for exercise of their Warrants. The exercise of these Warrants is conditioned upon The Company having increased its authorized number of shares of Common Stock to one hundred million shares. In consideration for agreeing to these terms, The Company extended the period of exercise to the latter of ,one additional year, or one year after The Company increased its authorized number of shares of Common Stock to one hundred million shares. A reduction of the exercise to $0.25 was also authorized. Edward C. Levine holds 500,000 of these warrants; Jeffrey P. Nelson holds 300,000 of these warrants; and Jarema S. Rakoczy holds 90,000 of these warrants
      					Page 34
      Item 13.  Exhibits and Reports on Form 8-K

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

      *    3(I).7     Certificate of Amendment of Certificate of
                      Incorporation filed August 18, 1987.

           3(I).8 Certificate of Change of Agent and location of Registrant filed April 9, 1991 (incorporated by reference to Exhibit 3.1(j) to the Annual Report on Form 10-K for the Year ended June 30, 1991).
      					Page 35
           3(I).9 Certificate of Correction filed to Correct Certain Errors in the Certificate of Amendment of the Certificate of Incorporation filed June 19, 1992 (incorporated by reference to Exhibit 3.1(l) to the Annual Report on Form 10-K for the Year ended June 30, 1992).

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

      **** 4.6 Certificate of Resolutions Creating Series C Preferred Stock, filed November 12, 2001 (incorporated by reference to Exhibit 4 to the Current Report on Form 8-K filed
                              June 1, 1994)
      					Page 36
            4.7               Certificate of Amendment No. 1 Filed
                              to Modify the Certificate of
                              Designation Creating Series C
                              Preferred Stock, filed June 25, 2003.

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

           10.4 Stock Purchase and Exchange Agreement, dated as of May 16, 1994, between the Registrant and PrimeCare Systems, Inc. (incorporated by reference to Exhibit 2 to the Current Report on Form 8-K filed June 1, 1994)

           10.5 Asset Purchase Agreement, dated as of July 28, 1999, between Medical
                             Manager Southeast, Inc.;
                             Mooney-Edwards Enterprises, Inc.; and
                             the Registrant (incorporated by
                             reference to Exhibit 2 to the Current
                             Report on Form 8-K filed August 16,
                             1999)
      					Page 37
           21 Subsidiaries of Registrant. Optronic Labs, Inc., a New York corporation; Mooney-Edwards Enterprises, Inc., a Florida corporation; and, PrimeCare Systems, Inc., a Delaware corporation.

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

       (b)    Reports on Form 8-K

                      A Form 8-K was filed on October 20, 2003, and a Form 8-K was filed on November 12, 2003, both relating to the change in the Company's independent auditors.

                      A Form 8-K was filed on February 8, 2005, relating to the change in the Company's independent auditors.

                      A Form 8-K was filed on March 16, 2005,
                      relating to the entry into a Material
                      Definitive Agreement.

                      A Form 8-K was filed on April 12, 2005,
                      amending an 8-K relating to the entry into a Material Definitive Agreement.

                      A Form 8-K was filed on August 23, 2005, relating to the termination of a Material
                      Definitive Agreement.

                      A Form 8-K was filed on October 3, 2005, relating to the entry into a Material
                      Definitive Agreement.
      * Incorporated by reference to the Form 10-KSB for the Year ended June 30, 1987.

      ** Incorporated by reference to the Form 10-KSB for the Year ended June 30, 1996.

      ***     Incorporated by reference to Form S-3 on Form SB -2
              filed January 31, 2002
					Page 38
                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      OCG TECHNOLOGY, INC.

                                      By: /s/ Edward C. Levine
                                          --------------------
      Dated: October 13, 2005


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


      /s/ Edward C. Levine     President and Director         October 13,2005
      --------------------
       Edward C. Levine       (Principal Executive, Financial
                               and Accounting Officer)

      /s/ Jeffrey P. Nelson    Secretary and Director         October 13, 2004
      ---------------------
       Jeffrey P. Nelson


      /s/ Jarema S. Rakoczy    Vice President and Director    October 13, 2004
       Jarema S. Rakoczy

      					Page 39
      Exhibit 31.1

      CERTIFICATION PURSUANT TO RULE 13a-14 AND 15d-14 OF THE
        SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT
          TO SECTION 302 OF THE SARBANES-0XLEY ACT OF 2002

      I, Edward C. Levine, President of the Registrant, OCG
      Technology, Inc. certify that:

      1. I have reviewed this Form 10-KSB of  OCG Technology, Inc.;

      2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

      3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

      4. I am solely responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange
      Act Rules 13a-14 and 15d-14) for the Registrant and we have:

              (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this Form 10SB (the "Evaluation
      Date"); and

              (c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;
      					Page 40
      5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

              (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

              (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

      6. I have indicated in this Form whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Dated: October 13, 2005               /s/ Edward C. Levine
                                               --------------------
                                            Edward C. Levine, President
      					Page 41
      Exhibit 31.2
      CERTIFICATION PURSUANT TO RULE 13a-14 AND 15d-14 OF THE
        SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT
          TO SECTION 302 OF THE SARBANES-0XLEY ACT OF 2002

      I, Edward C. Levine, Chief Financial Officer of the Registrant, OCG Technology, Inc. certify that:
      1.  I have reviewed this Form 10-KSB of  OCG Technology, Inc.;
      2. Based on my knowledge, this Form does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements
      were made, not misleading with respect to the period covered by this quarterly report;
      3.  Based on my knowledge, the financial statements, and
      other financial information included in this Form, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Form;
      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting for the registrant and we have:
              (a) Designed such disclosure controls and
              procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
              (b) Designed such internal controls over financial reporting, or caused such internal controls over financial reporting to be f designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
              (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions g about the effectiveness of the disclosure controls and
              procedures, as of the end of the period covered by this report based on such evaluation; and
              (d) Disclosed in this Form any change in the
              registrant's internal controls over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially effected, or is reasonably likely to materially effect, the registrant's internal controls over financial reporting;
					Page 42
      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
              (a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting, which are reasonably likely to adversely affect the registrant's ability to record, process, summarize
              and report financial information; and
      Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
      Dated: October 13, 2005              /s/Edward C.Levine
                                           ------------------
                                           Edward C. Levine,
                                           Chief Financial Officer
					Page 43
      Exhibit 32.1
    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
     PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Form 10-KSB of OCG Technology, Inc., (the "Company") for the period ending June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Edward C. Levine, President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.Section 1350, as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002, that:

      (1) The Form 10SB fully complies with the requirements of
      Section 13(a) or 15(d) of the Securities Exchange Act of
      1934; and

      (2) The information contained in the Form 10SB fairly presents, in all material respects, the financial condition and result of operations of the Company.

      Dated: October 13, 2005                /s/Edward C.Levine
                                             ------------------
                                             Edward C. Levine,
                                             President/Chief Financial
                                             Officer
					Page 44


           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
   OCG Technology, Inc.
   New Rochelle, New York

We have audited the accompanying balance sheet of OCG Technology, Inc. and subsidiaries (AOCG@) as of June 30, 2005 and 2004, and the related consolidated statements of operations, comprehensive loss, and stockholders= deficit and of cash flows for each of the two years then ended. These financial statements are the responsibility of the management of OCG Technology, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OCG Technology, Inc. as of June 30, 2005, and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 9 to the financial statements, errors resulting in an understatement of expenses and an overstatement of capitalized software costs were discovered by management in fiscal 2005. Accordingly, adjustments have been made as of June 30, 2004, to correct the error.

The accompanying consolidated financial statements have been prepared assuming that OCG will continue as a going concern. As shown in the financial statements, OCG has suffered recurring losses from operations and has a deficiency in equity at June 30, 2005. These factors and others raise substantial doubt about OCG=s ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2 to the financial statements. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or to the amounts and classification of liabilities that might be necessary in the event OCG cannot continue in existence.


MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

October 12, 2005
					F-1

                    OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                            JUNE 30, 2005 and 2004

						        June 30,      June 30,
						         2005		2004
						      ----------    -----------
ASSETS                                                                 Restated
Current Assets
   Cash             				      $    6,104    $    29,257
   Accounts receivable                                       787            570
   Inventory                                              14,674          9,232
   Marketable securities                                       -         13,477
   Interest receivable                                         -          7,702
   Other current assets                                        -            287
                                                      ----------    -----------
   Total Current Assets                                   21,565         60,525

Property and equipment, net of accumulated
depreciation of $94,349 and $83,073                        4,819         15,108

Capitalized software costs, net of accumulated
amortization of $33,529 and $20,647                       56,998         47,000

Other assets                                               4,972          4,972
                                                      ----------    -----------
TOTAL ASSETS                                          $   88,354    $   127,605
                                                      ==========    ===========
LIABILITIES AND STOCKHOLDERS= DEFICIT
Current Liabilities
   Accounts payable and accrued liabilities           $   55,011    $    83,176
   Note payable, stockholders                                  -        158,700
   Notes payable                                         194,352          6,792
                                                     -----------    -----------
Total Current Liabilities                                249,363        248,668
                                                      ----------    -----------


Notes payable, stockholders                              188,700              -


Stockholders= Deficit
   Series C Preferred stock, $0.10 par value; 200,000
      shares authorized, issued and outstanding           20,000         20,000
   Series E Preferred stock, $0.10 par value; 100,000
      shares authorized, 33,333 shares issued
      and outstanding                                      3,333          3,333
   Series F Preferred stock, $0.10 par value, 400,000
      Shares authorized, zero issued and outstanding           -              -
   Common stock, $0.01 par value; 50,000,000 shares
      authorized, 49,901,120 issued and outstanding      499,011        455,806
   Additional paid-in capital                         26,696,445     26,468,998
   Less: treasury stock, at cost (12,500 shares)         (62,500)       (62,500)
   Accumulated deficit                               (27,505,998)   (26,843,877)
   Unrealized loss on marketable securities                    -        (32,823)
Stock subscription receivable                                  -       (130,000)
                                                      ----------     -----------
Total Stockholders= Deficit                             (349,709)      (121,063)
                                                      ----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS= DEFICIT           $   88,354     $  127,605
                                                      ==========     ===========

          See the accompanying notes to the financial statements.
					F-2

                    OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED JUNE 30, 2005 AND 2004

                                                         2005            2004
                                                      ----------     -----------
                                                                       Restated
Revenue                                               $  315,697      $  299,143
Cost of goods sold                                       167,694         143,226
                                                      ----------     -----------
     Gross profit                                        148,003         155,917
                                                      ----------     -----------

Operating expenses
  Marketing, general and administrative                  114,065         484,186
  Depreciation                                            11,275          13,438
  Amortization                                            13,422          10,696
  Impairment of capitalized software costs                65,229         387,532
  Write-off stock subscription receivable and
     related interest receivable                         142,830               -
  Research and development                               208,605         186,486
                                                      ----------     -----------
             Total expenses                              555,426       1,082,338
                                                      ----------     -----------

Net loss from operations                                (407,423)       (926,421)

Loss on sale of marketable securities                    (41,300)       (163,239)
Interest income (expense), net                          (213,398)         13,553
                                                       ----------     ----------
Net loss                                              $ (662,121)    $(1,076,107)
                                                       ==========     ===========

Weighted average number of shares outstanding          48,789,629      42,866,734

Loss per common share, basic and diluted              $(   0.01)     $(    0.03)








           See the accompanying notes to the financial statements.
						F-3

                    OCG TECHNOLOGY, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS= DEFICIT
                  FOR THE YEARS ENDED JUNE 30, 2005 AND 2004

                                Preferred Stock          Preferred Stock
                                   Series C                 Series E                Common Stock
                           ------------------------  ------------------------  ------------------------
                             Shares        Amount       Shares       Amount       Shares      Amount
                           -----------  -----------  -----------  -----------  -----------  -----------
Balance, July 1, 2003          163,330  $    16,333       33,333  $     3,333   41,273,614  $   412,736

Issuance of preferred
  shares - Series C             36,670        3,667            -            -            -            -

Issuance of common shares            -            -            -            -    4,306,968       43,070

Net loss (restated)                  -            -            -            -            -            -

Issuance of warrants                 -            -            -            -            -            -

Unrealized holding loss
  on investments
  arising during the year            -            -            -            -            -            -
                            ----------   ----------  -----------  -----------  -----------  -----------
Balance, June 30, 2004
(restated)                     200,000       20,000       33,333        3,333   45,580,582      455,806


Issuance of common shares            -            -            -            -    4,320,538       43,205

Net loss                             -            -            -            -            -            -

Forgiveness of interest
payable on related-
party note                           -            -            -            -            -            -

Write-off uncollectible
  stock subscription
  receivable                         -            -            -            -            -            -

Sale of investments                  -            -            -            -            -            -
                            ----------   ----------  -----------  -----------  -----------  -----------
Balance, June 30, 2005         200,000     $ 20,000       33,000 $      3,333   49,901,120  $   499,011
                            ==========   ==========  ===========  ===========  ===========  ===========

           See the accompanying notes to the financial statements.
						F-4


                    OCG TECHNOLOGY, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS= DEFICIT
                  FOR THE YEARS ENDED JUNE 30, 2005 AND 2004
                                 (CONTINUED)

                                                    Accumulated
                            Additional               Unrealized
                             Paid-in     Treasury      Loss on    Accumulated  Subscription
                             Capital      Stock      Investments    Deficit     Receivable      Total
                           -----------  -----------  -----------  -----------  -----------  -----------
Balance, July 1, 2003     $ 25,999,426  $  (62,500)  $         - $(25,767,770) $(130,000)   $   471,558

Issuance of preferred
  shares - Series C            106,333           -             -            -          -        110,000


Issuance of common shares      106,139           -             -            -          -        149,209

Net loss (restated)                  -           -             -   (1,076,107)         -     (1,076,107)

Issuance of warrants           257,100           -             -            -          -        257,100

Unrealized holding loss
  on investments
  arising during the year            -           -       (32,823)           -          -        (32,823)
                            ----------   ----------  -----------  -----------  -----------   -----------
Balance, June 30, 2004
(restated)                  26,468,998     (62,500)      (32,823) (26,843,877)  (130,000)      (121,063)

Issuance of common shares      215,033           -             -            -          -        258,238

Net loss                             -           -             -     (662,121)         -       (662,121)

Forgiveness of interest
payable on related-
party note                     12,414            -             -            -          -         12,414

Write-off uncollectible
  stock subscription
  receivable                         -           -             -            -    130,000        130,000

Sale of investments                  -           -        32,823            -          -         32,823
                            ----------   ----------  -----------  -----------  -----------   -----------
Balance, June 30, 2005     $26,696,445   $  (62,500) $         - $(27,505,998) $       -     $ (349,709)
                           ===========   ==========  ===========  ===========  ===========   ===========

           See the accompanying notes to the financial statements.
						F-5

                    OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED JUNE 30, 2005 AND 2004

                                                             2005             2004
                                                          ----------       ----------
                                                                             Restated
Cash Flows From Operating Activities
   Net loss                                              $  (662,121)     $(1,076,107)
   Adjustments to reconcile net income
         to net cash used by operating activities:
      Depreciation and amortization                           24,158           24,134
      Impairment of software costs                            65,229          387,532
      Issuance of stock and warrants for service             215,033          337,100
      Write-off of stock subscription receivable
         and related interest receivable                     142,830                -
      Loss on sale of marketable securities                   41,300          163,239
   Changes in working capital:
      Accounts receivable                                       (217)            (570)
      Inventory                                               (5,442)           3,028
      Interest receivable                                     (5,128)         (11,520)
      Other assets                                               287            4,756
      Accounts payable and accrued liabilities               (15,752)           12,52
                                                          ----------       ----------
   Net cash used by operating activities                    (199,823)        (155,888)
                                                          ----------       ----------
Cash Flows From Investing Activities
   Purchase of property and equipment                           (986)         (11,055)
   Proceeds from sale of marketable securities                 5,000          162,761
   Additions to capitalized software costs                   (88,109)        (159,503)
                                                          ----------       ----------
      Net cash used by investing activities                 ( 84,095)          (7,797)
                                                          ----------        ---------

Cash Flows From Financing Activities
   Proceeds from notes payable, stockholders                  30,000                -
   Net proceeds from notes payable                           187,560            2,901
   Proceeds from sale of common stock                         43,205           69,209
   Proceeds from sale of preferred stock B series C                -           110,00
                                                          ----------       ----------
Net cash provided by financing activities                    260,765           182,11
                                                          ----------        ---------

Net change in cash                                          (23,153)           18,425
Cash at beginning of year                                     29,257           10,832
                                                          ----------       ----------
Cash at end of year                                        $   6,014         $ 29,257
                                                          ==========       ==========

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for interest                     $   1,456        $     754

Supplemental Noncash Investing and Financing Information
   Exchange of note receivable and related accrued interest
     for marketable securities                             $       -         $372,300
   Forgiveness of accrued interest payable on related
     party note                                               12,414                -

           See the accompanying notes to the financial statements.
					F-6

                    OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                  FOR THE YEARS ENDED JUNE 30, 2005 AND 2004

                                                         2005           2004

                                                      ----------     ----------
                                                        Restated

Net loss                                               $(662,121)   $(1,076,107)

Unrealized gain (loss) on investments                     32,823        (32,823)
                                                      ----------     ----------

       Comprehensive loss                             $(629,298)    $(1,108,930)
                                                      ==========     ==========


           See the accompanying notes to the financial statements.
						F-7

       OCG TECHNOLOGY, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       JUNE 30, 2005 AND 2004


       NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Nature of business. OCG Technology, Inc. (AOCG@), through its wholly-owned subsidiary, PrimeCare Systems Inc., sells Denise Austin health and fitness video products on its website known as DeniseAustin.com. In addition, OCG has developed and is marketing software and diagnostic products for the healthcare industry.

Restatement.  Restatements of fiscal 2004 were made.  See Note 9 for details.

Basis of Presentation. The accompanying consolidated financial statements include the accounts of OCG and all of its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Use of Estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses in the statements of operations, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Cash and Cash Equivalents. For purposes of the statement of cash flows, OCG considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition. Revenue is recognized when the earning process is complete and the risks and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon shipment of the product. Sales of inventoried products are recorded on a gross revenue basis and sales of non-inventoried products are recorded on a net revenue basis.

Accounts receivable. Accounts receivable are stated at the amount management expects to collect. An allowance for doubtful accounts is recorded based on a combination of historical experience, aging analysis and information on specific accounts. Management has determined that no allowance is necessary at June 30, 2005.

Inventory. Inventory consists of Denise Austin health and fitness video products that are stated at the lower of cost (first-in, first-out) or market.

Investment in Available-for-Sale Securities. Investments, consisting of marketable equity securities, are classified as available-for-sale securities and are carried at fair value. Unrealized gains and losses are reported as a separate component of stockholders' equity, net of applicable income taxes. OCG calculates its gains (losses) on the sale of marketable securities on a first-in, first-out basis. Net unrealized losses at June 30, 2005 and 2004 were $0 and $32,823, respectively. These unrealized gains and losses are presented as other comprehensive income (loss) and as a component of stockholders' deficit.


Property and Equipment. Property and Equipment is valued at cost. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in

						F-8

operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Property and equipment at June 30, 2005 consisted of the following:

Machinery and equipment                   $  99,168
Less B accumulated depreciation             (94,349)
                                          ---------
                                             $4,819
                                          =========

Capitalized Software Costs. OCG accounts for the development cost of software intended for sale in accordance with SFAS 86. SFAS 86 requires product development costs to be charged to expense as incurred until technological feasibility is attained. Technological feasibility is attained when OCG's software has completed system testing and has been determined viable for its intended use. Software assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable. OCG wrote off net capitalized software costs aggregating $65,229 in 2005 and $387,532 in 2004.

Capitalized software is amortized using the straight-line method over the estimated five year economic life of the asset. OCG recorded capitalized software amortization of $13,422 and $10,696 during the years ended June 30, 2005 and 2004, respectively.

Impairment of Long-Lived Assets. OCG accounts for the impairment and disposal of long-lived assets utilizing Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 requires that long-lived assets, such as property and equipment, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of an asset is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Income Taxes. OCG applies the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be settled or recovered.

Share-based Compensation. OCG Technology, Inc. has issued warrants to directors, employees, and nonemployees for services rendered. The fair value of warrants issued to nonemployees is recognized as expenses at the grant date. Except for the warrants issued to full-time, nonsalaried officers, OCG Technology, Inc. applies

 						F-9

the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", in measuring compensation expense for directors and employees. Under this provision, pro forma net income and pro forma earnings per share disclosures for warrants are made as if the fair-value-based method defined in SFAS No. 123 had been applied. OCG Technology, Inc. has elected to continue to apply the provisions of APB No. 25 in accounting for its warrants issued to the remaining director and employees and accordingly, no compensation cost has been recognized in the financial statements in connection with those warrants.

The compensation expense related to warrants issued to the full-time, nonsalaried officers totaled $251,100 during the year ended June 30, 2004. During the year ended June 30, 2005, no warrants were issued to full-time, nonsalaried officers.

If OCG Technology, Inc. had elected to recognize compensation cost based on the fair value of the awards at the grant date, net loss would have been the pro forma amounts shown below.

							Year Ended June 30,
							2005		2004
Net loss - as reported				$   (662,121)	 $(1,022,774)
   Stock-based employee compensation expense
      included in reported net loss		            - 	     251,100
   Stock-based employee compensation expense
      determined under fair value based method	    (114,144)	    (458,025)
Net loss - pro forma				$   (776,265)	 $(1,229,699)

Basic and diluted income (loss) per share
 	As reported	 	 		$      (0.01)	 $     (0.02)
 	Pro forma	 	        	       (0.02)	       (0.03)

Per Share Data. Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per share is the same as basic loss per share because there are no financial instruments whose effect would have been anti-dilutive.

Recently issued accounting pronouncements. OCG does not expect the adoption of recently issued accounting pronouncements to have a significant impact on OCG=s results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that OCG will continue as a going concern. As shown in the accompanying financial statements, OCG has suffered recurring losses from operations. These conditions raise substantial doubt as to OCG=s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if OCG is unable to continue as a going concern. Management's plans in regard to these matters are described below.

OCG has experienced recurring losses from operations and has relied on the sale of its common and preferred stock and borrowings to fund its operations. If necessary, OCG intends to provide additional working capital through the sale of its equity securities. Although in the past OCG has been able to provide working capital through the sale of its equity securities and borrowings, there can be no assurances that it will succeed in its efforts, which creates a doubt about OCG=s ability to continue as a going concern.

						F-10


NOTE 3 - MARKETABLE SECURITIES

OCG had advanced funds totaling $334,500, plus accrued interest at 7% per annum, pursuant to a note receivable, dated February 4, 2002 (the "Note"). In consideration for these advances, OCG received warrants to purchase common stock of the borrower, exercisable over a period of three years from the date of issuance, at a price of $0.25 per share. OCG received a security interest in accounts receivable of the borrower anticipated to be generated under certain sales contracts which provide for the borrower to install and maintain OCG=s software products in the health care systems of certain countries.

On October 10, 2003, OCG agreed to accept 3,709,230 shares of the borrower's common stock, in full payment of the note and accrued interest. These equity securities are classified as available-for-sale securities and are carried at fair value. Unrealized gains and losses are reported as a separate component of stockholders' equity, net of applicable income taxes. Realized gains and losses and declines in value deemed to be other than temporary on available-for-sale securities are included in other income. During the year ended June 30, 2004, OCG sold 3,260,000 shares of the stock for a net sales price of $162,761 and realized a loss of $163,239 on the sale. OCG sold all the remaining shares during the year ended June 30, 2005 for $5,000 in cash and recorded a loss on the sale totaling $41,300.


NOTE 4 - NOTES PAYABLE

OCG has a revolving line of credit that provides for a maximum borrowing amount of $20,000. Interest is paid monthly on the average daily loan balance at the variable interest rate equal to the prime rate plus 3% (8.75% at June 30, 2005). The loan is secured by the personal guaranty of one of OCG=s officers.

In connection with a share exchange agreement, OCG issued a promissory note to a third party in March 2005. The note does not accrue interest, is unsecured, and matures at the earlier of a) the effective date of the registration statement filed with the SEC, or b) December 31, 2005. At June 30, 2005, the balance of the note payable totaled $175,000.

OCG issued a note payable to a stockholder for advances totaling $30,000 in 2005. The note bears interest in the form of warrants to purchase 40,000 shares, on or before July 8, 2008. The note matures on July 8, 2007.

OCG issued a demand note payable to a stockholder for advances totaling $8,700 in 2005. The note bears interest in the form of warrants to purchase 11,600 shares, on or before July 8, 2008.

A note payable to a stockholder in the amount of $100,000 is unsecured and bears interest in the form of warrants to purchase 100,000 shares, on or before February 4, 2004, of OCG's common stock at the purchase price of $0.10 per share. The warrants expired and were not exercised. The date for payment of the note has been extended through June 2007.

A note payable to a stockholder of $50,000 is unsecured, bears interest at 4% per annum and is convertible into 5,000 shares of Series C Preferred Stock at the rate of $10 per share. The date for payment of the note has been extended through June 2007.

In 2005, certain stockholders forgave $12,414 in interest owing to them under notes payable. OCG recorded the forgiveness of the interest payable to stockholders as a component of stockholders= equity.

						F-11
NOTE 5 - INCOME TAXES

The results of operations of OCG are included in the consolidated tax returns of OCGT prior to the change in ownership described in Note 2. At June 30, 2004, OCG had a net operating loss carry forward of approximately $15,300,000 available to reduce its future Federal taxable income, if any, through 2025. OCG recorded a valuation allowance for the entire net operating loss carry forward due to the uncertainty of realizing any related tax benefits.


NOTE 6 B STOCKHOLDERS= EQUITY

Preferred Stock

On July 12, 1984, the stockholders of OCG approved the creation of a class of 1,000,000 shares of preferred stock, and authorized the Board of Directors to establish and designate the number of shares and relative rights, preferences and limitations of such preferred stock.

Series C Preferred Stock

Series C Preferred Stock (i) is convertible into one hundred shares of common stock for each share of Series C Preferred Stock converted, unless there is an increase in the number of OCG=s authorized shares of common stock; (ii) provides the holders with one hundred votes per share held and the right to vote for any purpose that the holders of OCG's common stock may vote; (iii) provides dividends that are not cumulative and are equal, on a per share basis, to one hundred times the amount per share distributable to the holders of one share of the common stock, and (iv) in the event of any voluntary or involuntary liquidation, entitles the holders to receive out of the assets of OCG an amount per share equal to one hundred times the amount per share to be distributed to the holders of one share of the common stock.

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

						F-12
Series F Preferred Stock

On March 21, 2005 OCG created Series F Preferred Stock, to consist of a maximum of 400,000 shares, par value $.10 per share, of which (1) the shares are convertible into ten thousand (10,000) shares of Common Stock for each share of Series F Preferred Stock converted, provided that there is an increase in the number of the Company's authorized shares of Common Stock to enable conversion; (2) the holders shall have ten thousand (10,000) votes per share held and shall have the right to vote for any purpose that the holders of the Company's Common Stock may vote; (3) dividends shall not be cumulative and shall be distributable out of the aggregate of all cash dividends declared by the Company in any year, such cash dividends, if any, shall be calculated in an amount per share of Series F equal to ten thousand (10,000) times of the amount per share of dividends distributable to the holders of one share of the Common Stock; and (4) in the event of any voluntary or involuntary liquidation, dissolution or other winding up of the affairs of the Company, the holders of the Series F Preferred Stock shall be entitled to receive out of the assets and funds of the Company to be distributed, an amount per share equal to ten thousand (10,000) times of the amount per share to be distributed to the holders of one share of the Common Stock. No shares of Series F Preferred Stock have been issued.

Common Stock

During fiscal 2005, 4,320,538 shares of OCG's common stock were sold for $43,205 or $0.01 per share plus warrants to purchase 4,320,538 shares at $0.02 per share. The financial statements include recognition of an additional $215,033 related to these stock transactions, characterized as paid in capital and interest expense. No shares of common stock are reserved for the exercise of the warrants. Exercise of the warrants is contingent upon the stockholders approving an increase in the authorized common stock to at least 100,000,000 shares.

During fiscal 2005, OCG wrote-off a stock subscription receivable from a stockholder totaling $130,000 because it was determined to be uncollectible.
 In connection with the write-off, OCG canceled 4,000,000 warrants previously issued to the stockholder.

During fiscal 2004, OCG sold 2,306,968 shares of common stock for $69,209, or $0.03 per share. These shares were not registered and bear a restrictive legend.

During fiscal 2004, OCG issued 2,000,000 shares of common stock in payment for a one-year contract for services to be performed. OCG recorded expense of $80,000 upon the issuance of the shares.

During fiscal 2004, OCG issued warrants to purchase a total of 15,000 shares of OCG's common stock at the exercise price of $0.15 per share for services rendered in accordance with the terms of a consulting agreement. The warrants will expire between September 1, 2005 and December 1, 2005. OCG recorded the warrants at their fair value of $6,000 during fiscal 2004.

During the fiscal year ended 2004, OCG sold 36,670 shares of OCG's Series C Preferred Stock for $110,000, or $3.00 per share.

						F-13

Warrants


The Black-Scholes model was used to estimate the fair value of the warrants at grant date based on the following assumptions:

						Year Ended 		June 30,
						   2005			  2004
Dividend yield				                 0%                   0%
Volatility				            184.35%		 213.80%
Weighted-average risk-free interest rate 	      2.53%	    	   1.89%
Weighted-average expected life of options              2.0		    2.2
Estimated fair value per warrant	             $0.03		  $0.03

Warrant activity for the years ended June 30, 2005 and 2004 is summarized as follows:

 	 	 		    June 30, 2005	 			    June 30, 2004
 	 	 			        Weighted					Weighted
                                                Average						Average
                                                Exercise					Exercise
                               Warrants		Price	 			Warrants	Price
Beginning Balance	a)     14,549,056	$ 0.11				5,943,056	$ 0.19
Warrants granted	b)	4,327,206	$ 0.02				8,940,000	$ 0.05
Warrants exercised			-	     -					-	     -
Warrants expired		  (60,000)	$ 0.15				 (334,000)	$ 0.13
Warrants canceled	       (4,000,000)	$ 0.5				        -	     -
Outstanding at end of year c)  14,816,262	$ 0.10			       14,549,056	$ 0.11

      (a) At July 1, 2004, 14,474,056 of the 14,549,056 warrants outstanding were issued without common stock reserved for their potential exercise.
   At July 1, 2003, 5,749,056 of the 5,943,056 warrants outstanding were issued without common stock reserved for their potential exercise. Exercise of these warrants is conditioned upon the stockholders approving an increase of the authorized common stock to at least 100,000,000 shares.


      (b) During the year ended June 30, 2005, 4,327,206 warrants were granted without common stock reserved for their potential exercise.
   During the year ended June 30, 2004, 8,940,000 warrants were granted of which 15,000 had common stock reserved for their potential exercise. Exercise of these warrants is conditioned upon the stockholders approving an increase of the authorized common stock to at least 100,000,000 shares.

      (c) At June 30, 2005, 14,801,262 of the 14,816,262 warrants outstanding were issued without common stock reserved for their potential exercise. The 14,801,262 warrants will be exercisable for a period of one year after the date on which the stockholders approve an increase in the number of authorized common stock to at least 100,000,000 shares.

						F-14

OCG Technology, Inc. intends to ask the stockholders to increase the number of authorized shares for various reasons, one of which is to have enough reserves of common stock to enable all outstanding warrants to be exercised.


The range of exercise prices of the outstanding exercisable options are as follows at June 30, 2005.

			 	 		                        Weighted
	 	        Number of		Number of		Average
	Exercise	Exercisable		Outstanding		Remaining
	Price		Shares			Shares			Life in Years
	$0.25		 2,673,056		 2,673,056			1.6
	$0.15		 2,791,000 	   	 2,791,000			1.6
	$0.10		   100,000		  100,000			1.6
	$0.05		 4,925,000		 4,925,000			1.6
	$0.02		 4,327,206		 4,327,206			1.2
                        ----------              ----------
			14,816,262		14,816,262

NOTE 7 - COMMITMENTS

OCG leases office space under non-cancelable operating leases that expire at various dates in fiscal 2006. The leases include provisions requiring OCG to pay a proportionate share of the increase in real estate taxes and operating expenses over base period amounts. Minimum future annual rental payments are as follows:

                                          Year Ending
                                           June 30
                                         -----------
                        2006		$    68,264


Rent expense was approximately $66,600 in each the years presented in the accompanying statements of operations.


NOTE 8 B INCOME TAXES

At June 30, 2005, OCG had a net operating loss carry forward of approximately $15,300,000 available to reduce its future Federal taxable income, if any, through 2025. OCG recorded a valuation allowance for the entire net operating loss carry forward due to the uncertainty of realizing any related tax benefits.

						F-15

NOTE 9 B RESTATEMENT

The consolidated financial statements as of and for the fiscal year ended June 30, 2004 were restated as a result of the determination by management that 1) certain capitalized software development costs under Statement of Financial Accounting Standards No. 86, AAccounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed@ (ASFAS 86@) were not realizable, 2) that certain accounts receivable were uncollectible, and 3) that shares issued to non-employees for services should have been expensed in full upon issuance.
The accounting errors resulted in a misstatement in accounts receivable, prepaid expenses and other current assets, total current assets, capitalized software costs, total assets, accumulated deficit, total stockholders' equity, marketing, general and administrative expense, amortization expense, impairment of capitalized software costs, total expenses, net loss from operations, net loss, and net loss per share. There were also related adjustments to OCG's consolidated statement of cash flows and consolidated statement of stockholders' deficit.

Effects on Consolidated Balance Sheet as of June 30, 2004:

                                             As Previously
                                               Reported	        Restated
                                             ------------     -------------
Accounts receivable                         $      14,074     $  	570
Prepaid expenses and other current assets          55,320		287
Total current assets		                  129,062	     60,525
Capitalized software costs, net		          370,965	     47,000
Total assets		                          520,107	    127,605
Accumulated deficit	                      (26,451,375)	(26,843,877)
Total stockholders= equity (deficit)		  271,439	   (121,063)


Effects on Consolidated Statements of Operations for the year ended June 30, 2004:

                                              As Previously
                                                Reported	 Restated
                                              ------------     -------------
Marketing, general and administrative	    $      415,649    $	     484,186
Amortization		                            74,263            10,696
Impairment of capitalized software costs	         -           387,532
Total expenses	                                   689,836         1,082,338
Net loss from operations                          (533,919)         (926,421)
Net loss                                          (683,605)       (1,076,107)
Loss per common share                                (0.02)            (0.03)

						F-16