Form 10QSB
period 2005-09-30
OCG TECHNOLOGY INC
filed 2005-11-14
CIK 73779

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB


(Mark One)
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended September 30, 2005


    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                     For the transition period from          to
                                                    ---------   ---------

                                 Commission file number            0-5186
                                                                   -------

                                OCG TECHNOLOGY, INC.
       ----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)


                 DELAWARE                            13-2643655
        -------------------------------      -------------------------------
        (State or other jurisdiction of     (IRS Employer Identification No.)
         incorporation or organization)


               56 Harrison Street, New Rochelle, New York 10801
               ------------------------------------------------
                   (Address of principal executive offices)


                               (914) 576- 8457
                          -------------------------
                         (Issuer's telephone number)


----------------------------------------------------------------------------
 (Former name, address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes   [   ] No


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        Class                            Shares Outstanding at November 6, 2005
        -----------------------------    --------------------------------------

        Common Stock ($.01 par value)    49,901,121 Shares





            OCG TECHNOLOGY, INC. AND SUBSIDIARIES

                            INDEX

        PART 1. FINANCIAL INFORMATION                     PAGE NUMBER
        -----------------------------                     -----------
        Item  1.  Financial Statements

                  Consolidated Condensed Balance Sheets
                  September 30, 2005 and June 30, 2005        1

                  Consolidated Condensed Statements of
                  Operations for the Three Months Ended
                  September 30, 2005 and 2004                 2

                  Consolidated Condensed Statements of
                  Cash Flow for the Three Months Ended
                  September 30, 2005 and 2004                 3

                  Notes to Consolidated Condensed
                  Financial Statements                        4

        Item  2.  Management's Discussion and
                  Analysis of Financial Condition and
                  Results of Operations                       6

        Item  3.  Controls and Procedures                    13

        PART II - OTHER INFORMATION

        Item 2.   Changes In Securities                      14

        Item 6.   Exhibits and Reports on Form 8-K           14











            OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
            September 30, 2005 and June 30, 2005
                          (Unaudited)


                                                              2005              2004
                                                           -------------      --------
        ASSETS
              Current Assets:
               Cash                                         $   5,515         $ 6,104
               Accounts receivable                                  0             787
               Inventory                                        4,386          14,674
                                                               ------          ------
              Total Current Assets                              9,901          21,565

              Property and equipment, net of accumulated
               depreciation of $96,207 and $94,349              2,960           4,819

              Capitalized software costs, net of accumulated
               amortization of $101,101 and $33,529            78,192          56,998

              Other assets                                      4,972           4,972
                                                               ------          ------
                    TOTAL ASSETS                            $  96,025        $ 88,354

        LIABILITIES AND STOCKHOLDERS' DEFICIT
              Current Liabilities                                          g
	       Deferred revenue				    $  60,000	     $	    -
	       Accounts payable and accrued liabilities        59,679          55,011
               Notes payable                                  193,251         194,352
                                                              -------         -------
              Total Current Liabilities                       312,930         249,363

              Notes payable, stockholders                     190,700         188,700

              Stockholders' Deficit
               Series C Preferred stock, $0.10 par
               value; 200,000 shares authorized,
               issued and outstanding                          20,000          20,000

               Series E Preferred stock, $0.10 par
               value; 100,000 shares authorized,
               33,333 shares issued and outstanding             3,333           3,333

               Series F Preferred stock, $0.10 par
               value, 400,000 shares authorized,
               zero issued and outstanding                          -               -

               Common stock, $0.01 par value; 50,000,000
               shares authorized, 49,901,120 issued and
               outstanding                                    499,011         499,011

               Additional paid-in capital                  26,696,445      26,696,445
                 Less: treasury stock, at cost
                 (12,500 shares)                              (62,500)       (62,500)

               Accumulated deficit                        (27,563,895)   (27,505,998)
                                                           ----------     ----------
              Total Stockholders' Deficit                    (407,606)      (349,709)
        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT       $    96,024    $    88,354

   See the accompanying notes to the financial statements.

                                                     1

            OCG TECHNOLOGY, INC. AND SUBSIDIARIES
       CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
    For the three months ended September 30, 2005 and 2004
                         (UNAUDITED)



                                                         2005               2004
                                                       --------           --------
									  Restated
  Revenues                                             $ 47,925            $82,145
  Less: Cost of sales                                    27,843             43,089
                                                         ------             ------
              Gross margin                               20,082             39,056
                                                         ------             ------
  Expenses:
              Marketing, general and administrative      33,224             27,839
              Depreciation                                1,858              3,027
              Amortization                                4,526              3,355
              Impairment of capitalized software costs        0             21,878
              Product development costs                  37,602             46,236
                                                         ------             ------
  Total expenses                                         77,211            102,336
                                                         ------            -------

  Gain (loss) from continuing operations                (57,129)           (63,280)

  Loss on sale of marketable securities                                    (41,300)
  Interest - net                                           (767)             1,196
                                                      ---------           --------
  Net gain (loss)                                    ($  57,896)         ($103,384)


  Weighted average number of shares outstanding during
     the period                                       49,901,121        45,762,903

  Loss per Common Share - basic and diluted                   $-*               $-*
  *Amounts less than ($.005)

  See accompanying notes to consolidated condensed financial statements

                                  2

                OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                      STATEMENTS OF CASH FLOWS
            Three Months Ended September 30, 2005 and 2004
                             (UNAUDITED)

                                                               2005               2004
                                                              ------            --------
										Restated
  Cash flows from operating activities:
        Net gain (loss)                                    $ (57,896)        $  (103,381)
        Adjustments to reconcile net loss to net cash used
         in operating activities:
        Depreciation                                           1,858              3,026
        Amortization                                           4,526              3,354
        Loss from sale of securities                               0             41,300

  Changes in assets and liabilities
        Receivables                                              787             (8,254)
	Inventory					      10,288	            (21)
        Accounts payable and accrued expenses                  4,668             14,744
                                                              ------             ------
                    Net cash used in operating activities     24,231            (27,354)

  Cash flows from investing activities:
        Decrease in note receivable                                0                  0
        Capitalized software development costs               (25,719)           (21,878)
        Proceeds from sale of marketable securities                0              5,000
                                                             -------             ------
         	   Net cash used in investing activities     (25,719)           (16,878)

  Cash flows from financing activities:
        Increase in loans payable, shareholders                2,000
        Increase in credit line                               (1,101)             9,883
        Proceeds from issuance of common stock                     0             11,600
                                                              ------             ------
         Net cash provided by financing                          899             21,483
                                                              ------             ------
  Net decrease in cash                                          (589)           (22,749)

  Cash, beginning of period                                    6,104             29,257
                                                              ------             ------

  Cash, end of period                                         $5,515           $  6,508
                                                              ======           ========

  See accompanying notes to consolidated condensed financial statements

  						3


               OCG TECHNOLOGY, INC.  AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of OCG Technology, Inc. and subsidiaries ("OCG") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in OCG's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for 2005 as reported in the 10-KSB have been omitted.

Restatement.  Restatements of fiscal 2005 were made.  See Note 2 for details.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that OCG will continue as a going concern. As shown in the accompanying financial statements, OCG has suffered recurring losses from operations. These conditions raise substantial doubt as to OCG's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if OCG is unable to continue as a going concern. Management's plans in regard to these matters are described below.

OCG has experienced recurring losses from operations and has relied on the sale of its common and preferred stock and borrowings to fund its operations. If necessary, OCG intends to provide additional working capital through the sale of its equity securities. Although in the past OCG has been able to provide working capital through the sale of its equity securities and borrowings, there can be no assurances that it will succeed in its efforts, which creates doubt about OCG's ability to continue as a going concern.

NOTE 3 - RESTATEMENT

The consolidated financial statements for the three months ended September 30, 2004 were restated as a result of the determination by management that 1) certain capitalized software development costs under Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" ("SFAS 86") were not realizable,
2) that certain accounts receivable were uncollectible, and 3) that shares issued to non-employees for services should have been expensed in full upon issuance. The accounting errors resulted in a misstatement in accounts receivable, prepaid expenses and other current assets, total current assets, capitalized software costs, total assets, accumulated deficit, total stockholders' equity, marketing, general and administrative expense, amortization expense, impairment of capitalized software costs, total expenses, net loss from operations, net loss, and net loss per share. There were also related adjustments to OCG's consolidated statement of cash flows.

Effects on the consolidated balance sheet as of September 30, 2004:

					As Previously
					Reported	Restated
					----------	-----------
Accounts receivable			$    21,046	$     7,542
Other current assets			     35,320		287
Total current assets			     81,111	     32,574
Capitalized software costs, net	            364,450	     43,646
Total assets		                    462,614	     93,273
Accumulated deficit	                (26,577,916)	(26,947,257)

Effects on Consolidated statement of operations for the three months ended September 30, 2004:

					As Previously
					Reported	Restated
					----------	-----------
Marketing, general and administrative	$   47,839	$   27,839
Depreciation and amortization		    31,419	     6,380
Impairment of capitalized software costs	 -	    21,878
Total expenses				   125,493	   102,333
Loss from operations	                   (86,437)	   (63,277)
Net loss		                  (126,542)	  (103,381)


  					4



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

  The Company has experienced recurring losses from operations and has relied on the sale of equity interests in the Company and loans from shareholders to fund its operations. If necessary, the Company intends to provide additional working capital through the sale of equity interests in the Company. Although, in the past, the Company has been able to provide working capital through the sale of equity interests in the Company and loans, there can be no assurances that it will succeed in its efforts, which creates a doubt about its ability to continue as a going concern.

  Critical Accounting Policies and Estimates
  The discussion and analysis of the Company's financial condition and results of operations following are based upon its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles of the United States of America. The preparation of these financial statements requires the use of estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company believes that the estimates, assumptions and judgements involved in the accounting policies described below have the greatest potential impact on its financial statements, so the Company considers these to be its critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates used in applying the critical accounting policies. Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances which would result in materially different amounts being reported.

  Capitalized Software Costs
  Capitalized software costs are amortized over the estimated useful life. Changes in circumstances, such as technological advances or shortfalls in marketing estimates, can result in differences between the actual and estimated useful life. In accordance with Statement of Financial Accounting Standards
  No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," (SFAS No. 86), we compare the unamortized capitalized cost of the software to the net realizable value of the software. The amount, if any, by which the unamortized capital costs exceed the net realizable value of the software is written off.


  The Company had a write off of $21,878 of capitalized software costs during the quarter ended September 30, 2004, and no write off for the quarter ended September 30, 2005, respectively, in compliance with the Company's policy relating to reevaluating the value and useful life of this long-lived asset.

  Revenue Recognition
  The Company has four sources of income: (1) sale of inventoried merchandise on our Web sites; (2) commissions received from vendors who link to our Web sites; (3) advertising fees; and (4) software license fees.
  					5
  Sale of inventoried merchandise.
  This revenue stream is reported on a "gross" basis in compliance with EITF 99-19, because the Company purchases the merchandise from the source it selects; is at risk for the purchaser's credit; and the Company ships the merchandise. The Company reports the gross sales price as revenue and expenses the cost of the merchandise and the shipping costs as "cost of sales". The Company is almost always paid by credit card at the time of purchase and occasionally by check. Sales are booked when the merchandise is shipped. The merchandise is not shipped until the credit is approved.

  Commissions received from vendors
  The Company acts as a commissioned broker by displaying a vendor's products on the Company's Web sites. When a consumer indicates a desire to purchase an item, the order is collected through the Web site and processed by the third party seller.
  The Company receives a commission on such sale after it is consummated. When the Company is paid, it reports the "commissions" on a "net" basis in compliance with EITF 99-19.
  The Company reports commissions this way because: (a) it does not have any direct costs; (b) it does not purchase the product sold; and (c) it does not have any credit risk on the sale, and it does not handle or ship the product when sold. The Company notifies the seller of an interested buyer and it receives a commission check from the seller upon the consummation of a sale.
   At that time the Company reports the revenue on a "net" basis.

  Advertising fees
  The Company receives fees for placing advertisements on its Web sites. At the end of the month the Company sends an invoice to the advertiser and enters it on its books as income from advertising fees.

  Software license fees
  The Company accounts for software license fees in accordance with SOP 97-2. Revenues are recognized when all of the following criteria are met: (a) persuasive evidence of an arrangement exists; (b) delivery has occurred; (c) the vendors fee is fixed or determinable; and (d) collectiblity is probable.

  All licenses are evidenced by a written contract. License fees, paid for use of the software, are annual fees, generally payable monthly, or quarterly, in advance, based on the number of patients of the Healthcare Provider or are based on uses (per patient visit), which are generally, purchased in advance. The license fee includes updates to the software during the term of the license. The software contains considerable medical information and the Company keeps this medical content current through periodic reviews and updates. New updates are incorporated automatically and at no cost to the customer. The Company does not sell the software or any updates separately and therefore, has not established VSOE. The Company will recognize income ratably over the license term.

  Results of Operations
  Total revenues decreased from $82,145 for the three months ended September 30, 2004 as compared to $47,925 for 2005, a decrease of $34,221. The Company's revenues for the three months ended September 30, 2005, consisted of: $47,925 from the sale of merchandise (a decrease of $25,981 for the same period in 2004); and no income from commissions (a decrease of $7,610 for the same period in 2004). The decrease in merchandise sales occurred as a result of changes made to the Web site on which our shopping cart resides, making access to our shopping cart more difficult. The Company received $60,000 for granting a license to use the Company's software, PrimeCare Version Nine on September 29, 2005, which was booked to deferred income as of September 30,2005.

  Cost of sales decreased from $43,089, for the three months ended September 30, 2004, to $27,843, for the three months ended September 30, 2005, which resulted from the decrease in the sales of merchandise.

  Marketing, general and administrative expenses decreased $5,385 for the three months ended September 30, 2005, as compared to the same period for 2004, primarily from the decrease of $6,000 in sales related expenses.

  Product development costs decreased $8,634 during the three months ended September 30, 2005 compared to the same period in 2004 mainly as a result of a decrease in payroll.
  					6
  Liquidity and Capital Resources
  At September 30, 2005, the Company had a current ratio of .032 to 1 compared to .086 to 1 as of September 30, 2004. The net loss for the three months ended September 30, 2005, was $57,896 compared to $103,381 for the same quarter of 2004. The calculation of loss for the three months ended September 30, 2005, did not take into consideration the receipt of $60,000.00 in license fees for PrimeCareTM Version Nine, which was booked as deferred income. The decrease of $45,488 in the loss for the three months ended September 30, 2005, as compared to the same period for 2004, was primarily due to the write off of capitalized costs of $21,878 as an impairment, since there were no license fees for said period, and a loss from the sale of marketable securities of $41,300, which occurred in the 2004 period. The Company has experienced recurring losses from operations and has been unable to provide sufficient working capital from operations and has relied significantly on the sale of equity interests in the Company, and the exercise of warrants and loans from shareholders to fund its operations.

  Cash on hand, inventory and receivables were $9,901 at September 30, 2005. Although, in the past, the Company's principal means of overcoming its cash shortfalls from operations was from the sale of the Company's stock, loans and the exercise of warrants, there can be no assurances that the Company will succeed in its efforts in the future, especially since 49,890,582 shares of Common stock of the 50,000,000 authorized have been issued, therefore the Company only has Preferred shares available for issue. However, in view of the license agreement recently entered into, discussed in more detail under "Marketing" below and other continuing efforts of the Company, the Company believes that it could obtain sufficient working capital from operations through marketing PrimeCareTM Version Nine and its Internet products.

  Marketable securities
  The Company had advanced funds totaling $334,500, plus accrued interest at 7% per annum, pursuant to a grid note, dated February 4, 2002 (the "Note"). The Company received a security interest in accounts receivable of the borrower anticipated to be generated under certain sales contracts which provide for borrower to install and maintain the health care system for certain countries. On October 10, 2004, the Company agreed to accept 3,709,230 restricted (unregistered) shares of the borrower's common stock, par value $0.0001 per share, (the "Stock") in full payment of the Note ($334,500 of principal, plus $36,423 of accrued interest, for the total amount of $370,923). The market value on October 10, 2004, of the Stock received was $704,753. The Company realized $167,761 from the sale of all of the shares, which resulted in a total loss of $203,162, of which $41,300 occurred during the September 2004 quarter.

  Products Overview.

  Although prior to the quarter ended September 30, 2005, the Company's primary source of revenues have been derived from the operation of the "shopping cart" on the fitness Web site known as www.DeniseAustin.com, the Company believes that the PrimeCare(TM) Patient Management System, Version Nine ("PrimeCareTM Version Nine ) and its related Web sites will become the major source of the Company's revenues. This is more fully discussed below under
   "Competition" and "Marketing".

  Competition:   PrimeCareTM Version Nine creates an electronic
  medical record documenting the patient-physician encounter.
  There are more than 200 EHR (electronic health records) on the market today, according to the Fact Sheet, of the Health Information Requests for Proposals, in the request for proposals of the Office of the National Coordinator for Health Information Technology of the Department of Health & Human Services, dated June 6, 2005,
  http://www.os.dhhs.gov/healthit/documents/RFPfactsheet.pdf.  To date, market penetration by both the Company and its competitors
  has been very small.   The consensus is that no more than 2% of
  U.S. doctors use diagnostic software, according to an article appearing in the May 23, 2005 edition of the Wall Street Journal entitled "Software for Symptoms", which discusses the use of computers in medicine. It points out that use of software can be cost prohibitive, time-consuming and cumbersome, and that there are concerns regarding computerized mistakes. Based on this and other information, we do not believe that any competitor has a significant share of the market.
  				7
  The article raises the question as to why diagnostic software has not found more of a market, stating that "Some doctors say it takes too much time to enter extensive patient data into some systems." It then continues with, "If your HMO allows you 10 and a half minutes to see a patient how are you going to do this?" quoting David Goldmann, a physician who serves as vice president and editor in chief of the Physicians' Information and Education Resource, a guide to clinical care published by the American College of Physicians in Philadelphia.

  However, unlike competitive electronic medical records ("EMR") or computerized patient records ("CPR"), PrimeCareTM Version Nine can actually reduce the time needed to collect and organize the patient-physician encounter documentation. PrimeCareTM Version Nine achieves this goal in several ways. In particular, PrimeCareTM Version Nine incorporates an authoritative and comprehensive knowledge database of approximately 280 symptom and problem oriented patient questionnaires ("Questionnaires") for diagnostic and follow-up office visits. During an office visit, the patient responds to questions from appropriate Questionnaires, prior to being seen by the physician, and without requiring physician time or presence. When the patient has completed his or her Questionnaire(s), a preliminary diagnostic report is generated for the physician to review prior to the face-to-face encounter with the patient. This report contains all the patient's "positive" answers, pertinent "negative" answers, and lists diagnostic possibilities triggered by the patient's responses, in alphabetical order, together with those responses which gave rise to diagnostic consideration.

  PrimeCareTM Version Nine does not make any decisions. It gathers, organizes, and prepares information for the physician to review as an aid in making the correct diagnosis. As the patient's responses to interview questions are recorded, there are incorporated into the patient record, in real time, without additional effort required on the part of either physician or medical staff, and without requiring dictation and subsequent transcription. This characteristic is more fully discussed below.

  Competitive systems, on the other hand, generally require that the physician personally elicit the clinical information needed to make the diagnosis directly from the patient, mainly by
  verbally by asking the patient questions.   A physician may not
  ask every patient the same questions for the same symptoms or problems, nor will different physicians always ask the same questions for the same problem. Once the information has been obtained, and frequently, after being recorded in temporary hand-written notes, the physician then enters the data acquired during the patient encounter into a system; in some cases, by typing the data directly into a computer program; and in others by selecting the physician's diagnosis from a computer program, which then brings up on the computer, a list of symptoms relating to that diagnosis, from which the physician checks off the patient's symptoms, on then entering the data into that patient's record.

  The Company believes that when the time savings and efficiencies of PrimeCareTM Version Nine become more widely known, PrimeCareTM Version Nine will make a significant penetration of the potential market. The Company has not identified any competitive patient management system which embodies the patient-centric, self-administered medical interview feature of PrimeCareTM Version Nine.


  When the physician portion of the patient encounter commences, the physician reviews the PrimeCareTM Version Nine preliminary report, examines the patient, determines a diagnosis, treatment, and follow-up plan. The physician records his examination findings and the results of his medical decision-making by using PrimeCareTM Version Nine, which contains problem-appropriate selections of both abnormal and normal findings, relevant diagnoses, medications and other treatment options, as well as test, education, and follow-up selections. The physician selects and prescribes medications, recording them all in the patient's record by a click of the mouse or using the keyboard, all of which is done in real time.

  Because the PrimeCareTM Version Nine encounter reports the diagnostic possibilities, the physician is less apt to overlook or forget an uncommon or unusual diagnostic possibility. PrimeCareTM Version Nine makes a more complete record since it contains every question asked, every answer, and the list of associated diagnostic possibilities. While competitive systems increase the physicians' workload, PrimeCareTM Version Nine reduces the paperwork burden imposed on the physician. The patient can answer the PrimeCareTM Version Nine Questionnaires in the physicians office, or via the Internet from work or home, prior to arriving at his or her appointment.
  					8
    PrimeCare(TM) Version Nine

  PrimeCareTM Version Nine is a complete, ground-up redesign and re-write of the Company's initial electronic medical record ("EMR"). The overall system architecture has been changed to simplify deployment and increase security; the supporting data base structures have been enhanced; the client interface has been redesigned to more accurately reflect the operational needs of the end-users; user installation has been greatly simplified; and end-user hardware costs dramatically reduced.

  PrimeCareTM Version Nine's overall system architecture incorporates a robust three-tier client-provider-relational database management system ("RDBMS") design, structured to support geographically separated tiers. The client (end-user) tier of PrimeCareTM Version Nine connects with the middle or provider tier via secure Internet communications. The provider tier, in turn, connects with the data base tier, thereby isolating and protecting the data base and protecting the patients' medical data from uncontrolled exposure on the internet. The provider and data base tiers are designed to support multiple, distinct clients simultaneously. The client application has been designed to allow easy internationalization and localization (easy adaptation to local currency, date and time conventions).

  The supporting databases have been redesigned to remove unnecessary redundancies, including a major redesign of the patient/physician encounter Questionnaires. Provisions have been added for support of an unlimited number of alternative languages. Currently, language support is offered in English and Spanish, which was substantially completed during September, 2005. The terms of a recently signed license agreement provides for the licensee to pay for development of a Portuguese version. The addition of both French, and Simplified Chinese have been started, but will not be completed in the near future. Italian, German, Korean, Japanese have been identified as candidates for translation as well.

  PrimeCare(TM) Version Nine is a Windows(TM) application. The client tier will run on Windows 98SE or any later Windows desktop operating system, such as Windows 2000, Windows NT, or Windows XP. It will not run on Unix or Linux. The server (provider tier) and data base tiers of PrimeCare(TM) Version Nine is hosted on redundant Windows 2000 or Windows XP servers with appropriate backup, and standby support.

  As a three-tier application, PrimeCareTM Version Nine requires only the client tier application to be installed at the end-user location. Although the client (end-user) tier uses the Internet to communicate with the provider tier, it is not a browser-based application, thereby eliminating the many compatibility and security issues involved in supporting multiple browser configurations. The PrimeCareTM Version Nine client is a specially written front-end application, designed to be downloaded by the client via a web connection, and then installed at the client's location using normal Windows installation procedures.

  The three-tier architecture of PrimeCareTM Version Nine provides many advantages, including easy client installation; reduced on-site hardware and support requirements; enhanced data security; and maximum flexibility. PrimeCareTM Version Nine's reduced installation and maintenance costs and its flexibility enables it to be adapted to a wide variety of health care organizational uses, including national and local health care systems, military organizations, correctional facilities, HMOs, hospitals with outpatient services, clinics, group practices and solo practitioners.

  The PrimeCareTM Version Nine system can support multiple reimbursement models, including free demo, no-charge use, sponsored use, flat fee, periodic (monthly / annual) fee, activity based fees, and option-based fees.
  					9
  Beyond simply being a user friendly, patient management system that is patient, physician and staff, interactive, the PrimeCareTM Version Nine system: (i) is Health Insurance Portability Accountability Act ("HIPAA") compliant; (ii) collectively contains over 100,000 complaint and disease state questions, over 2,000 diagnoses, over 675 physician reference articles, over 300 patient education articles; (iii) does not require the patient to have computer or typing skills; (iv) enables the physician to obtain their patients' detailed History of Present Illness ("HPI") by having the patient answer the Questionnaires without requiring physician or staff presence; (v) allows the physician to interact directly with PrimeCareTM Version Nine to select and document the normal and abnormal physical findings, assessments, tests, prescriptions and treatment plan for the patient; (vi) provides automatic (real time) calculation of the Centers for Medicare & Medicaid Services (formerly, Health Care Financing Administration) mandated Evaluation and Management ("E&M") code, with a full audit trail, used for determining the reimbursement level by Medicare, health insurance providers and other third party payers for the office visit; (vii) creates significant clinical and patient databases for outcomes research.

  When the patient arrives at, or telephones, the doctor's office, a staff member selects an appropriate Questionnaire or questionnaries, based upon the patient's chief complaint and/or symptoms, and if the patient is at the doctor's office, takes and enters the patient's vital signs. The patient at the doctor's office is then seated at a computer, or if at home or office then via the Internet, answers complaint-specific questions contained in the Questionnaire, by using either the keyboard number keys or mouse to indicate answers that apply to the patient. No typing or computer skills are required. When the patient completes his or her Questionnaire(s), PrimeCareTM Version Nine prepares a Preliminary Report (the "Report") for the physician to review before examining the patient.

  This report contains any nursing notes, and patient's vital signs, along with, most importantly, the patient's detailed HPI, that includes all of the positive and significant negative responses to the questions contained in the completed Questionnaire(s), plus an alphabetical list of diagnostic possibilities with the triggering patient responses annotated.
  By freeing up the time physicians would normally have to spend asking patient history questions and recording responses, PrimeCareTM Version Nine permits physicians to see more patients and/or to spend more quality time with each patient. PrimeCareTM Version Nine is also easy for physicians to understand and use. The same simple key stroke or mouse click process used by the patient allows the physician or appropriate staff member to select and document physical findings (normal and abnormal), assessments, tests, and treatment plan; to prescribe medications; to select patient education handout materials; and to specify follow-up instructions.

  By automatically collecting and electronically storing the patient's encounter documentation, a permanent, unalterable electronic record is of the visit is generated, and the need for dictation and transcription, with their associated costs, is virtually eliminated. The physician or appropriate staff member can also enter additional comments that expands upon any answer selected by the patient in the Questionnaire, a physical finding, an assessment, a treatment plan, a prescription, or about any subject that may be appropriate. At the conclusion of the encounter a final summary report of the visit that includes the patient's HPI, physical findings, assessment, tests, prescriptions, treatment plan, patient educational materials and the scheduled follow-up visit, are stored electronically in the patient's file. A copy of the documentation can be printed for the patient to keep in his or her own personal medical record, a practice that has been shown to reduce the number of callbacks from patients asking for clarification or repetition of the physician's instructions to them, further reducing the time and cost burden of both physician and medical staff.

        CodeComplierTM:

  The Company has also developed CodeComplierTM, an application software program used in conjunction with the Company's PrimeCareTM Version Nine and PrimeCareOnTheWebTM. As each item of information is entered into and collected by PrimeCareTM during the patient encounter, the CodeComplierTM organizes the data in the proper classification and using the Centers for Medicare & Medicaid Services' (CMS, formerly, HCFA) Documentation Guidelines, automatically calculates the Evaluation and Management ('E&M") code level, with full audit trail, used for determining the reimbursement level by Medicare and other third party payers for the History, Physical Findings and Decision Making sections of the office visit. It totally eliminates the time and effort that would otherwise be required by the physician or office personnel to complete this task. CodeComplierTM takes the guesswork out of E&M and third party payer compliance. CodeComplierTM is an integral part of PrimeCareTM Version Nine.
  					10
        PrimeCareOnTheWeb.com (the "PCW Site"):

  The PCW Site is a unique physician and patient interactive Site that: (i) uses PrimeCareTM Version Nine's unique Questionnaires for diagnostic and follow-up office visits, physician reference articles, patient education material, and the CodeComplierTM for real time calculation of E&M code; (ii) enables physicians to obtain their patient's detailed HPI by having the patient answer Questionnaires via the Internet without requiring physician time;
  (iii) saves the physician and staff the time required to obtain the HPI, thus allowing them to give more attention to each patient and/or see more patients; (iv) produces an extremely comprehensive HPI that includes all of the "yes" answers, pertinent negatives and a list of the diagnostic possibilities with the answers repeated that support each diagnostic consideration; (v) is HIPAA compliant; (vi) protects all Internet communication and the confidentiality rights of every user through a unique user ID and password per Questionnaire to be answered and secure digital certificates (vii) encrypts all data for storage; (viii) enables creating a significant database for outcomes research; and (ix) automatically provides registered physicians individual Web sites on YourOwnDoctorTM.

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

        YourOwnHealth.com (the "YOH Site"):

  The YOH Site is a unique, free online health and wellness site designed to empower health care consumers to be better prepared for their next visit to the doctor. The YOH Site offers: (1) the "Medical Interview" that: (i) enables visitors to securely and anonymously select and complete from approximately 104 of the 280 Questionnaires contained in PrimeCareTM Version Nine; (ii) generates and makes available to the visitor a detailed HPI report based upon their responses; (iii) permits the visitor to answer the Questionnaires in either English or Spanish; (iv) encrypts all medical data and uses digital certificates for Internet communication; (v) provides banner links to the YOD Site and www.DeniseAustin.com. (2) "YourOwnHealthTM Notebook": (i) is a secure depository for storage of personal and family medical data for Registered Members; (ii) can be accessed only through the use of registered IDs and Passwords; (iii) encrypts all medical data and uses digital certificates from VeriSignTM for Internet communication; (iv) provides a convenient way to keep track of personal health issues such as allergies, immunizations, medications and others that can be kept and edited on designated lists; (v) allows the Member to save their completed HPI Questionnaire reports and to add personal notes and reminders to the record. (3) "YourOwnHealthTM Reference" provides extensive health care consumer education material relating to diseases, disease management, medical procedures and prescription and common over the counter medications, including drug interaction.

  Revenue Sources and Marketing: The principal markets for the PrimeCareTM Version Nine are national and local health care systems, military organizations, correctional facilities, HMOs, hospitals with outpatient services, ambulatory/outpatient medical facilities, group practices and individual practitioners (collectively, "Healthcare Providers"). PrimeCareTM Version Nine is designed to support multiple reimbursement models, including free demo, no charge use, sponsored use, flat fee, periodic (monthly quarterly, semi-annual and annual) fee, activity based fees and option based fees. The Company intends to license PrimeCareTM Version Nine to Healthcare Providers and to organizations that will sub-license the software to Healthcare Providers.

  According to the American Medical Association, there are over 650,000 physicians in the U.S. creating a very large potential market for the System. The Company estimates that as many as 250,000 of these physicians could use PrimeCareTM Version Nine routinely.
  					11
  Licensing Fees:
  Currently, the Company's license revenues from PrimeCareTM Version Nine have not been substantial and no assurances can be given that the marketing plan will succeed. However, during the quarter ending September 30, 2005, the Company entered into a ten year license agreement with a company based in Argentina. The Medical Director of the Licensee, a prominent, highly regarded physician in Argentina, has been using PrimeCareTM Version Nine since November, 2004. As part of the consideration for becoming the exclusive licensee within the free trade association known as Mercosur, whose members are Argentina, Brazil, Chile, Paraguay and Uruguay, the Licensee paid the Company $60,000 and has agreed to fund the translation and internationalization of PrimeCareTM Version Nine in both Spanish and Portuguese. The Spanish version was substantially completed during September 2005. The Licensee will sub-license PrimeCareTM Version Nine to health care
  providers in the Mercosur and train them in its use.   In the
  event that the gross revenues derived by Licensee from sub licensing PrimeCare V9, are less than two million five hundred thousand U.S. dollars (US$2,500,000) for the third year of the Term of the agreement, or any year thereafter, the Agreement will become non-exclusive for the balance of the term. The License provides that the fee to be charged to a sub-licensee shall be not less than four US dollars (US$4) per annum, per patient of each sub-licensee, without regard to the number of patient uses of the software during that year, unless the Company agrees, in writing, to a lower fee. The Licensee intends to begin installation and training of PrimeCareTM Version Nine in January of 2006, and anticipates that by the third quarter of 2006, there will be a significant stream of revenues.

  Advertising Fees:
  Advertising revenues are dependant upon the number of visitors that use the Company's Web sites. The Company believes that the use of PrimeCare(TM) Version Nine by licensees will increase awareness and use of the Company's Web sites and thus result in increased advertising fees.

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

  The HUMCMD site has both a "Physician Portal" and "Patient Portal". The site currently contains the Company's PCW Site and YOH Site. The Company's advertising revenues are dependent upon HUMC's marketing efforts to its Staff Physicians and patients which to date has been minimal.

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

  Fitness Web Site:

  The Company has marketing arrangements with www.DeniseAustin.com ("DeniseAustin.com"), currently the Company's primary source of revenues. The Company has entered into two agreements with the manager of the Web site. Under one agreement, the Company provides and operates the "shopping cart" on the site and the second agreement retains the Company as the exclusive seller of Denise Austin videos and DVDs on the site. The Manager markets and promotes the site. The fitness and wellness Web site known as www.DeniseAustin.com features Denise Austin, a nationally known fitness expert, who has had a daily fitness show on television for over 15 years. The Company's shopping cart sells a variety of Denise Austin products on the Web site. Visitors and fans are able to shop online for their favorite Denise Austin signature exercise videos, books, equipment, gear, private label apparel and food supplements.
  					12
           Competition:   There are a large number of sellers of
  fitness videotapes including those of Denise Austin, such as retail stores and other Web sites. However, the Company is the exclusive seller of fitness videos and DVDs on DeniseAustin.com which is promoted by Denise Austin, the host of Lifetime Television's "Denise Austin's Fit & Lite" and "Denise Austin's
  Daily Workout".   She is also a columnist for Prevention magazine
  and has written many books, including "Fit and Fabulous After 40," "Lose Those Last 10 Pounds" and "Shrink Your Female Fat Zones." As a result of ads and other forms of promotion, people come to the Web site, and pay to join, and become members of, and participate in, Denise Austin's Fit Forever, all of which generates visitors to the Web site and our shopping cart.

  Government Regulation

           The Company is operating in the medical field, which is subject to extensive federal, state and local regulations. Neither the PrimeCareTM Version Nine, nor the CodeComplierTM require FDA filings or approval. However, PrimeCareTM Version Nine must be, and is, compliant with the Health Insurance Portability Accountability Act ("HIPAA") to enable physicians to use it. HIPAA was enacted, in part, to establish national standards for electronic health care transactions and it addresses the security and privacy of health data during electronic data interchange. However, there can be no assurance that new laws will not be passed, or current regulations changed, the enactment of which could negatively effect, or prohibit, the marketability of PrimeCareTM Version Nine.

  The Company believes that it can obtain sufficient working capital from operations through marketing PrimeCareTM Version
  Nine and its other Internet products.

  Currently, the Company has lines of credit with RBC Centura Bank for a maximum of borrowing of $20,000 and has no material commitments for capital expenditures outstanding.

  Item 3.  Controls and Procedures


  An evaluation was carried out under the supervision and with the participation of the Company's management, including the President/Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the President/CFO has concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission rules and forms. The Company periodically reviews the design and effectiveness of our internal controls over financial reporting, including compliance with various laws and regulations that apply to the Company's operations. The Company makes modifications to improve the design and effectiveness of its internal control structure, and may take other corrective action, if the Company's reviews identify deficiencies or weaknesses in its controls. No changes occurred during the quarter ended September 30, 2005 in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
                                13
                     PART II - OTHER INFORMATION

  Item 2.  Changes In Securities

  During the three months ended September 30, 2005, no shares of the Company's Stock were sold and no warrants to purchase shares were issued.


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
  Rule 13a-14 AND 15d-14 of the Securities Exchange act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley act of 2002

                             32.1     Certification pursuant to 18
  U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002

                    (b)      Reports on Form 8-K
                             No Report on Form 8-K was filed during
  the quarter ended September 30, 2005.

  				14

                               SIGNATURES


  Pursuant to the requirements of Sections 13 or 15(d) the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    OCG TECHNOLOGY, INC.

                                    BY /s/Edward C. Levine
                                    EDWARD C. LEVINE,
                                    PRESIDENT
                                    CHIEF FINANCIAL OFFICER)


  DATED: November 11, 2005

					15
  Exhibit 31.1

      302 CERTIFICATION  SMALL BUSINESS CERTIFICATION OF PRESIDENT

  I, Edward C. Levine, President of the Registrant, OCG Technology, Inc. hereby certify that:

             I have reviewed this quarterly Form 10-QSB for the periods ending September 30, 2005 and 2004 of OCG Technology, Inc.;


             2)       Based on my knowledge, this
             quarterly report does not contain any
             untrue statement of a material fact or
             omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

             3)       Based on my knowledge, the
             financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

             4)       I am solely responsible for
             establishing and maintaining disclosure
             controls and procedures (as defined in
             Exchange Act Rules 13a-15(e) and
             15d-15(e)) and internal control over
             financial reporting (as defined in
             Exchange Act Rules 13a - 15(f) and 15d-
             15(f)) for the Registrant and I have:

                      designed such disclosure controls
                      and procedures or caused such
                      disclosure controls and
                      procedures to be designed under
                      my supervision, to ensure that
                      material information relating to
                      the Registrant, including its
                      consolidated subsidiaries, is
                      made known to us by others within
                      those entities, particularly
                      during the period in which this
                      quarterly report is being prepared;

                      designed such internal control
                      over financial reporting, or
                      caused such internal control over
                      financial reporting to be
                      designed under my supervision, to
                      provide reasonable assurance
                      regarding the reliability of
                      financial reporting and the
                      preparation of financial
                      statements for external purposes
                      in accordance with generally
                      accepted accounting procedures;

                      evaluated the effectiveness of
                      the Registrant's disclosure
                      controls and procedures and
                      presented in this report our
                      conclusions about the
                      effectiveness of the disclosure
                      controls and procedures as of the
                      end of the period covered by this
                      quarterly report based on such
                      evaluation; and

                      disclosed in this quarterly
                      report any change in the
                      Registrant's internal control
                      over financial reporting that
                      occurred during the period ending
                      September 30, 2005 that has
                      materially affected, or is
                      reasonably likely to materially
                      affect, the Registrant's internal
                      control over financial reporting;
                      and

             5)       I have disclosed, based on my
             most recent evaluation of internal control over financial reporting, to the
             Registrant's auditors and the audit
             committee of the Registrant's board of
             directors (or persons performing the
             equivalent function):

                      a)        all significant
                      deficiencies and material
                      weaknesses in the design or
                      operation of internal control
                      over financial reporting which
                      are reasonably likely to
                      adversely affect the Registrant's
                      ability to record, process,
                      summarize and report financial
                      information; and

                      b)       any fraud, whether or
                      not material, that involves
                      management or other employees who
                      have a significant role in the
                      Registrant's internal control
                      over financial reporting.

              Date:  November 11, 2005
                                By: /s/ Edward C. Levine
                                    Edward C. Levine, President/Chief
                                    Financial Officer
              				16

              Exhibit 32.1


              CERTIFICATION OF PRESIDENT/CHIEF EXECUTIVE OFFICER

              Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350), the undersigned, Edward C. Levine, President and Chief Executive Officer, of OCG Technology, Inc., a Delaware corporation, (the "Company"), does hereby certify, to his knowledge, that :

              The Quarterly Report on Form 10-QSB for the period ended September 30, 2005 of the Company (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and the information contained in the report fairly presents, in all material respects, the financial condition and result of operations of the Company.

              By: /s/ Edward C. Levine
                  Edward C. Levine,
                  President/Chief Financial Officer

              November 11, 2005

					17