Form 10QSB/A
period 2005-09-30
OCG TECHNOLOGY INC
filed 2005-11-22
CIK 73779

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

  Loss per Common Share - basic and diluted                   $-*               $-*
  *Amounts less than ($.005)

  See accompanying notes to consolidated condensed financial statements

                                  2

                OCG TECHNOLOGY, INC. AND SUBSIDIARIES
                      STATEMENTS OF CASH FLOWS
            Three Months Ended September 30, 2005 and 2004
                             (UNAUDITED)

                                                               2005               2004
                                                              ------            --------
										Restated
  Cash flows from operating activities:
        Net gain (loss)                                    $ (57,896)        $  (103,381)
        Adjustments to reconcile net loss to net cash used
         in operating activities:
        Depreciation                                           1,858              3,026
        Amortization                                           4,526              3,354
        Loss from sale of securities                               0             41,300

  Changes in assets and liabilities
        Deferred income					      60,000
        Receivables                                              787             (8,254)
	Inventory					      10,288	            (21)
        Accounts payable and accrued expenses                  4,668             14,744
                                                              ------             ------
                    Net cash used in operating activities     24,231            (27,354)

  Cash flows from investing activities:
        Decrease in note receivable                                0                  0
        Capitalized software development costs               (25,719)           (21,878)
        Proceeds from sale of marketable securities                0              5,000
                                                             -------             ------
         	   Net cash used in investing activities     (25,719)           (16,878)

  Cash flows from financing activities:
        Increase in loans payable, shareholders                2,000
        Increase in credit line                               (1,101)             9,883
        Proceeds from issuance of common stock                     0             11,600
                                                              ------             ------
         Net cash provided by financing                          899             21,483
                                                              ------             ------
  Net decrease in cash                                          (589)           (22,749)

  Cash, beginning of period                                    6,104             29,257
                                                              ------             ------

  Cash, end of period                                         $5,515           $  6,508
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