Form 10QSB
period 2005-12-31
OCG TECHNOLOGY INC
filed 2006-02-21
CIK 73779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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
Common Stock ($.01 par value)       49,901,121 Shares

Page - 1

OCG TECHNOLOGY, INC. AND SUBSIDIARIES

INDEX

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Condensed Balance Sheets
December 31, 2005 and June 30, 2005

Consolidated Condensed Statements of Operations for the
Three and Six Months Ended December 31, 2005 and 2004

Consolidated Condensed Statements of Cash Flow for
the Three and Six Months Ended December 31, 2005 and 2004

Notes to Consolidated Condensed Financial Statements

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations

Item 3. Controls and Procedures

PART II - OTHER INFORMATION

Item 2. Changes In Securities

Item 6. Exhibits and Reports on Form 8-K

Page - 2

OCG TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	December 31, 2005	June 30, 2005
ASSETS
Current Assets:
Total current assets from discontinued operations	$-	$21,565

Other assets from discontinued operations		66,789
Total assets	$-	$88,354

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current liabilities from discontinued operations	$-	$249,363

Other liabilities from discontinued operations		188,700
Total liabilities	-	438,063

Shareholders' deficit:
Series C Preferred stock $.10 par value (200,000 authorized, issued & outstanding)	20,000	20,000
Series E Preferred stock $.10 par value (100,000 authorized; 33,333 issued and outstanding)	3,333	3,333
Series F Preferred stock $.10 par value (400,000 authorized; 147,569 issued and outstanding)	14,757
Common stock $.01 par value (50,000,000 authorized; 49,901,121 issued & outstanding)	499,011	499,011
Additional paid-in capital	19,299,184	26,696,445
Accumulated deficit	(19,773,785)	(27,505,998)
Less: Treasury stock, at cost (12,500 shares)	(62,500)	(62,500)
Total shareholders' deficit	-	(349,709)
Total liabilities and shareholders' deficit	$-	$88,354

Page - 3

OCG TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

Three Months Ended  Six Months Ended

	December 31,		December 31,
	2005	2004	2005	2004

Net loss from discontinued operations	$(82,994)	$(342,142)	$(139,863)	$(468,683)

Weighted average number of shares outstanding during the period	49,901,121	47,743,783	49,901,121	47,743,783

Loss per common share - basic and diluted	$(.00)	$(.00)	$(.00)	$(.00)

Page - 4

OCG TECHNOLOGY, INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
(UNAUDITED)

Six Months Ended December 31,
	2005	2004
Cash flows from operating activities:
Net loss from discontinued operations	$(139,863)	$(468,683)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	3,526	60,581
Issuance of stock and warrants for services	10,339	215,033
Loss from sale of securities	-	41,300

Changes in assets and liabilities
Receivables	787	13,409
Prepaid expenses and other current assets	-	41,700
Inventory	13,918	(6,006)
Deferred income	60,000
Other current asset	-	(3,564)
Accounts payable and accrued expenses	27,865	46,461
Total adjustment	116,435	408,914
Net cash used in operating activities	(23,428)	(59,769)

Cash flows from investing activities:

Capitalized software development costs	(47,604)	(45,340)
Proceeds from sale of marketable securities	-	5,000
Increase in property and equipment	(1,947)	-
Net cash used in investing activities	(49,551)	(40,340)

Cash flows from financing activities:
Increase (decrease) in loans payable - shareholder	57,000	30,000
Increase in credit line	(400)	8,814
Proceeds from sale of common stock	-	43,205
Decrease in notes payable	(175,000)	-
Proceeds from sale of Series F Preferred Stock	275,000	-
Dividend distribution in spin-off	(89,725)	-
Net cash provided by financing activities	66,875	82,019

Net increase (decrease) in cash	(6,104)	(18,090)

Cash and cash equivalents, beginning of period	6,104	29,257

Cash and cash equivalents, end of period	$-	$11,167

Non-cash investing and financing activities:
Exchange of notes receivable and related accrued interest
for marketable securities                                                                             $372,300

Page - 5

OCG TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses. Actual results and outcomes may differ significantly from management's estimates and assumptions. The Company has disposed of all of its operations through a dividend distributions of its wholly owned subsidiary, PrimeCare Systems, Inc. and the assignment of all of its other assets and liabilities PrimeCare Systems, Inc. See Note 2 - Shareholders Equity.

NOTE 2 - SHAREHOLDERS' EQUITY

On December 31, 2005, an aggregate of 147,569 shares of the Company's Series F Preferred Stock were sold to Bobby Vavithis (“Vavithis”) at the closing (the “Closing”) of a share purchase agreement (the “Share Purchase Agreement”), dated December 19, 2005. Each share of Series F Preferred Stock is convertible into 10,000 shares of the Company’s common stock. The sale resulted in a change of control of OCGT, since approximately 95.5% of the Company’s outstanding shares are now owned by Vavithis.

As a condition to the closing of the Share Purchase Agreement, it was agreed that 100% of the shares of PrimeCare Systems, Inc. (“PSI”), owned by the Company, will be distributed prior to the closing, as a dividend, to OCGT stockholders of record on December 29, 2005 (the “Record Date”). The dividend distribution, of approximately 69,901,121 shares of PSI common stock, was made, in escrow, to holders, as of the Record Date, of the Company’s common and convertible preferred stock, on the basis of one share of PSI common stock for each share of the Company’s common stock, or for each share of common stock that the Company’s convertible preferred stock is convertible into. Following the distribution, 100% of the outstanding PSI common stock will be held by the shareholders of the Company as of the Record Date. PSI will file a registration statement with the Securities and Exchange Commission with respect to the dividend distribution. Only those stockholders who owned the Company’s shares on the Record Date will be entitled to receive PSI shares in the dividend distribution.

The share purchase agreement provided that, prior to Closing, the Company would contribute all of its assets to PSI in consideration for PSI assuming all of OCGT’s liabilities and that $275,000.00 of the Purchase Price would be paid to PSI. The transfer of the assets and liabilities took place prior to the Closing and PSI received the $275,000 prior to the Closing. The $275,000 was treated as a contribution of capital by the Company to PSI. The Company has no assets or liabilities since December 31, 2005 and reflected the historical operating results as discontinued operations.

At the Closing of the Share Purchase, two new members were appointed to OCGT’s Board of Directors and Edward C. Levine resigned as a director and as president/treasurer/CFO of OCGT, Jeffrey P. Nelson resigned as a director and as vice president/secretary of OCGT and Jarema S. Rakoczy resigned as a director of OCGT.

Vavithis expects to contribute to OCGT, before the end of March 2006 and as contributed capital, without any additional compensation from OCGT, assets consisting of (a) a 100% working interest in the Redearth Prospect, located in central Alberta, Canada, which Prospect is located adjacent to the Pembina Nisku Reef Prospect and in addition (b) a 20% working interest in the Pembina Nisku Reef Prospect, both of which were acquired by Purchaser from Angels Exploration Fund Inc., a Canadian corporation, together with the cash capital necessary to meet the drilling requirements of the working interests (the “Contributed Capital”).

Page - 6

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

The Company has disposed of its business through a dividend distribution and intends to commence operations in the oil and gas industry, but at the present time the Company has no assets or liabilities or any business operations. Management does not believe the historical results of operations are relevant since it represents discontinued operations.

Item 3. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including the President/Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the President/CFO have concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission rules and forms. The Company periodically reviews the design and effectiveness of our internal controls over financial reporting, including compliance with various laws and regulations that apply to the Company's operations. The Company makes modifications to improve the design and effectiveness of its internal control structure, and may take other corrective action, if the Company's reviews identify deficiencies or weaknesses in its controls. No changes occurred during the quarter ended December 31, 2005 in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Changes In Securities

On December 31, 2005, an aggregate of 147,569 shares of the Company's Series F Preferred Stock were sold, in an unregistered private placement, pursuant to a share purchase agreement (the “Share Purchase Agreement”), dated December 19, 2005. Each share of Series F Preferred Stock is convertible into 10,000 shares of the Company’s common stock. The sale resulted in a change of control of OCGT, since the purchaser acquired approximately 95.5% of the Company’s outstanding shares.

Page - 7

In consummating the above described private placement, the Company relied upon the exemptions from registration provided by Sections 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated there under based upon: representations from the investor that he, she or it, (a) met one of the categories of accredited investor set forth in Rule 501, (b) was acquiring the securities for his, her or its own account and not with a view towards further distribution and (c) had such sufficient knowledge and experience in financial and business matters to be capable of evaluating the merits and risks connected with the applicable investment, and the fact that (a) no general solicitation of the securities was made by the Company, (b) the securities issued were “restricted securities” as that term is defined under Rule 144 promulgated under the Securities Act, (c) the Company placed appropriate restrictive legends on the certificates representing the securities regarding the restricted nature of these securities and (d) prior to the completion of each transaction, each investor was informed in writing of the restricted nature of the securities, provided with all information regarding the Company as required under Rule 502 of Regulation D and was given the opportunity to ask questions of and receive additional information from the Company regarding its financial condition and operations.

Item 6. Exhibits and Reports on Form 8-K
(a)  31.1 Certification pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley act of 2002
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002

(b) Reports on Form 8-K
A Report on Form 8-K was filed on December 19, 2005, relating to Item 1.01, Entry into a Material Definitive Agreement and relates to the sale of shares and the change in control of the Company.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCG TECHNOLOGY, INC.

BY /s/ Kevin A. Polis
,
PRESIDENT
(CHIEF FINANCIAL OFFICER)

DATED: February 21, 2005

Page - 8

Exhibit 31

Page - 9

Exhibit 31.1

302 CERTIFICATION -SMALL BUSINEES CERTIFICATION OF PRESIDENT

I, Edward C. Levine, former President of the Registrant, OCG Technology, Inc. hereby certify that:

1)  I have reviewed this quarterly Form 10-QSB for the periods ending December 31, 2005 and 2004 of OCG Technology, Inc.;

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

4) I am solely responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a - 15(f) and 15d- 15(f)) for the Registrant and I have:

a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting procedures;

c) evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

d) disclosed in this quarterly report any change in the Registrant’s internal control over financial reporting that occurred during the period ending December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5) I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

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

Date: February 21 , 2006
By: /s/ Edward C. Levine
Edward C. Levine, former President/Chief Financial Officer

Page - 10

Exhibit 32

Page - 11

Exhibit 32.1

CERTIFICATION OF PRESIDENT/CHIEF EXECUTIVE OFFICER

Pursuant to section 906 of the Sarbanes-Oxkly Act of 2002 (18 U.S.C. ss. 1350), the undersigned, Edward C. Levine, former President and Chief Executive Officer, of OCG Technology, Inc., a Delaware corporation, (the "Company"), does hereby certify, to his knowledge, that :

The Quarterly Report on Form 10-QSB for the period ended December 31, 2005, of the Company (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and the information contained in the report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By: /s/ Edward C. Levine
Edward C. Levine,
President/Chief Financial Officer

February21 , 2006

Page - 12