Form 10QSB
period 2006-03-31
Uraniumcore CO
filed 2006-05-24
CIK 73779

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

Commission file number 0-5186

UraniumCore Company

(Formerly OCG Technology, Inc.)

Delaware 13-2643655

 (State or other jurisdiction of (I.R.S. Employer
incorporation of organization) Identification No.)

56 Harrison Street, New Rochelle, New York 10801

 (Address of Principal Executive Offices)

604-683-2220

 (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class   Outstanding as of March 31, 2006

Common Stock, $0.01 par value 49,901,121

Page - 1

UraniumCore Company

INDEX

PART 1. FINANCIAL INFORMATION     PAGE NUMBER

Item 1. Financial Statements

Consolidated Condensed Balance Sheets
March 31, 2006 and December 31, 2005

Consolidated Condensed Statements of Operations for the
Six and Nine Months Ended March 31, 2006 and 2005

Consolidated Condensed Statements of Cash Flow for
the Six and Nine Months Ended March 31, 2006 and 2005

Notes to Consolidated Condensed Financial Statements

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations

Item 3. Controls and Procedures

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes In Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Page - 2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
OCG TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	March 31, 2006	December 31,2005 2005
ASSETS
Current Assets:
Total current assets from discontinued operations	$-	$-

Other assets from discontinued operations		-
Total assets	$-	$-

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current Liabilities	$40,370	$-
Current liabilities from discontinued operations	-	-

Other liabilities from discontinued operations		-
Total liabilities	34,350	-

Shareholders' deficit:
Series C Preferred stock $.10 par value (200,000 authorized, issued & outstanding)	20,000	20,000
Series E Preferred stock $.10 par value (100,000 authorized; 33,333 issued and outstanding)	3,333	3,333
Series F Preferred stock $.10 par value (400,000 authorized; 147,569 issued and outstanding)	14,757	14,757
Common stock $.01 par value (100,000,000 authorized; 166,337 issued & outstanding)	499,011	499,011
Additional paid-in capital	19,299,184	19,299,184
Accumulated deficit	(19,848,505)	(19,773,785)
Less: Treasury stock, at cost (41.666 shares)	(62,500)	(62,500)
Total shareholders' deficit	(34,500)	-
Total liabilities and shareholders' deficit	$-	$88,354

Page - 3

OCG TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2006	2005	2006		2005

General and Administrative Expense	$(40,370)		$	$ (40,370)	$
Net loss from discontinued operations	-	(57,188)		(139,863)		(294,922)
Net Loss	(40,370)	(57,188)		(180,233)		(294,922)

Weighted average number of shares outstanding during the period	162,742	159,146		162,742		159,146

Loss per common share - basic and diluted	$(.00)	$(.00)		$(.00)		$(.00)

Page - 4

OCG TECHNOLOGY, INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
(UNAUDITED)

Nine Months Ended March 31
	2006	2005
Cash flows from operating activities:
Net cash flows from operating activities	40,370
Net loss from discontinued operations	$(139,863)	$(294,922)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	3,526	18,820
Issuance of stock and warrants for services	10,339	-
Loss from sale of securities	-	41,300

Changes in assets and liabilities
Receivables	787	(5690)
Prepaid expenses and other current assets	-
Inventory	13,918	(5895)
Deferred income	60,000
Other current asset	-	53,332
Accounts payable and accrued expenses	68,235	13,417
Total adjustment	156,805	115,284
Net cash used in operating activities	23,428	179,638

Cash flows from investing activities:

Capitalized software development costs	(47,604)	-
Proceeds from sale of marketable securities	-	5,000
Increase in property and equipment	(1,947)	-
Net cash used in investing activities	(49,551)	5000

Cash flows from financing activities:
Increase (decrease) in loans payable - bank	57,000	8,666
Increase in note payable	(400)	125,000
Proceeds from sale of common stock	-	43,205
Decrease in notes payable	(175,000)	-
Proceeds from sale of Series F Preferred Stock	275,000	-
Proceed from sale of common stock		43,205
Dividend distribution in spin-off	89,725
Net cash provided by financing activities	66,875	176,871

Net increase (decrease) in cash	(6,104)	2,233

Cash and cash equivalents, beginning of period	6,104	30,431

Cash and cash equivalents, end of period	$-	$32,664

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

NOTE 2 -GOING CONCERN

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

Page - 6

Item 2. Managements Discussion and Analysis or Plan of Operation.

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

The Company has disposed of its business through a dividend distribution and intends to commence operations in the Uranium Mining Industry. Our plan is to explore this property to determine whether the property contains minable reserves of uranium.

Total expenditures over the next 12 months are therefore expected to be $650,000. Over the next 24 months we anticipate spending a total of $1,300,000. We will not be able to proceed with our exploration program, or meet our administrative expense requirements, without additional financing. We currently do not have a specific plan of how we will obtain such funding, however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We may also seek to obtain short-term loans from our director, although no such arrangement has been made.

At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing. Due to these factors, raise substantial doubt that the Company will be able to continue as a going concern. To the extent management’s plans are unsuccessful in circumventing the going concern uncertainty; the Company will cease all operations and no longer continue as a going concern.

In addition, we anticipate spending $10,000 on professional fees and $10,000 on other administrative expenses.

Item 3. Controls and Procedures.

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

Page - 7

PART II - OTHER INFORMATION

Item 1. Legal proceedings.

None.

Item 2. Changes In Securities.

During the nine months ended September 30, 2005, no shares of the Company's Stock were sold and no warrants to purchase shares were issued.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

(a)  31.1 Certification pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley act of 2002

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002

(b) Reports on Form 8-K
A Report on Form 8-K was filed on January 6, 2006, relating to Item 1.01, Entry into a Material Definitive Agreement; Item 2.01 Completion of Acquisition or Disposition of Assets; Item 5.01 Changes in Control of Registrant; Item 5.02 Departure of Directors or Principal Officers and relates to the sale of shares and the change in control of the Company.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: May 22, 2006                                       UraniumCore Company

By: Marc Applebaum,
President

Page - 8

Exhibit 31.1

302 CERTIFICATION -SMALL BUSINEES CERTIFICATION OF PRESIDENT

I, Marc Applebaum, President of the Registrant, OCG Technology, Inc. hereby certify that:

1)  I have reviewed this quarterly Form 10-QSB for the periods ending March 31, 2006 and 2005 of OCG Technology, Inc.;

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

c) evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

d) disclosed in this quarterly report any change in the Registrant’s internal control over financial reporting that occurred during the period ending March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5) I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

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

Date: May 22, 2006
By: Marc Applebaum,
Marc Applebaum
PresidentChief
Financial Officer

Page - 9

Exhibit 32.1

CERTIFICATION OF PRESIDENT/CHIEF EXECUTIVE OFFICER

Pursuant to section 906 of the Sarbanes-Oxkly Act of 2002 (18 U.S.C. ss. 1350), the undersigned, Marc Applebaum, President and Chief Executive Officer, of OCG Technology, Inc., a Delaware corporation, (the "Company"), does hereby certify, to his knowledge, that :

The Quarterly Report on Form 10-QSB for the period ended March 31, 2006, of the Company (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and the information contained in the report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By: Marc Applebaum,
Marc Applebaum
PresidentChief
Financial Officer

May 22, 2006

Page - 10