Form 10KSB
period 2006-06-30
Uraniumcore CO
filed 2006-10-20
CIK 73779

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006.

Commission file number 0-30215

UraniumCore Company
Name of small business issuer in its charter

Delaware      13-2643655
State or other jurisdiction of incorporation   (I.R.S. Employer Identification No.)

3940-7 Broad Street, San Luis Obispo, CA  93401
    (Address of principal executive offices)               Zip

Issuer’s telephone number (805) 541-6652

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.01 par value
(Title of class)

Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark , if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein and will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

The number of shares outstanding of each of the registrant’s classes of common stock as of June 30, 2006 were
167,593 shares.

Page - 1

FORM 10-KSB
FISCAL YEAR ENDED JUNE 30, 2006
TABLE OF CONTENTS

Part I

Item 1.  Description of Business.

Item 2.  Description of Property.

Item 3.  Legal Proceedings.

Item 4.  Submission of Matters to Vote of Security Holders.

Part ll

Item 5.  Market for Common Equity and Related Stockholder Matters.

Item 6.  Management’s Discussion and Analysis or Plan of Operation.

Item 7.  Financial Statements.

Item 8.  Changes in and Disagreements With Accountants Accounting And Financial Disclosure.

Part lll

Item 9.  Directors, Executive Officers, Promoters, and Control Persons;  Compliance with Section 16(a) of the Exchange Act.

Item 10.  Executive Compensation.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Item 12. Certain Relationships and Related Transactions.

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

Signatures

Page - 2

PART 1

Item 1. Description of Business

UraniumCore Company, (the “Company”) is the successor corporation of OCG Technology, Inc., a Delaware corporation. OCG Technology, Inc. was incorporated as Data Display Systems, Inc. on July 3, 1969.

On June 30, 2005, the Issuer consummated a Distribution Agreement (the “Agreement”) with it’s wholly-owned subsidiary Primecare Systems, Inc. where the Board of Directors of OCGT resolved that it would be in the best interests of OCGT and its stockholders that (i) all of the outstanding securities of PrimeCare (the “PrimeCare Shares”) should be distributed to the record common and preferred stockholders of OCGT, entitled to receive a dividend, existing at the close of business on December 29, 2005 (the “Record Date”) and immediately prior to the closing of those certain Stock Purchase Agreements Dated December 19, 2005, subject to adjustment by the National Association of Securities Dealers, Inc. (the “NASD”) setting an ex-dividend date, pro rata, on a one share for one share basis (the “Distribution”); and (ii) that all shares of common stock of OCGT issued after the opening of business on December 30, 2005, would be issued subject to waiver of the Dividend only.

The respective Boards of Directors of OCGT and PrimeCare adopted resolutions pursuant to which OCGT shall deposit all of the PrimeCare Shares with Registrar and Transfer Company (“Transfer Company”), a transfer agency registered with the Securities and Exchange Commission, to be held by Transfer Company for Distribution to the OCGT stockholders, subject to the filing and effectiveness by PrimeCare of a registration statement on the appropriate form and related prospectus with the Securities and Exchange Commission (the “Registration Statement” and the Prospectus) and such comparable applicable state agencies, or in reliance upon an available exemption from the applicable federal and state registration requirements as may be necessary, to lawfully effect the Distribution by dividend (the “Dividend) to the OCGT stockholders of all of the PrimeCare Shares on OCGT's behalf, subject to the terms and provisions hereof (the “Plan of Distribution”). OCGT conveyed all of the assets of OCGT and PrimeCare at the Record Date to PrimeCare and PrimeCare assumed any and all liabilities of OCGT and PrimeCare.

As a condition to the closing of the Share Purchase, it was agreed that 100% of the shares of PrimeCare Systems, Inc. ("PSI"), owned by OCGT, will be distributed prior to the closing, as a dividend, to OCGT stockholders of record on December 29, 2005 (the "Record Date"). Pursuant to the dividend distribution, approximately 69,901,121 shares of PSI common stock will be issued to holders, as of the Record Date, of OCGT common and convertible preferred stock, that they hold, on the basis of one share of PSI common stock for each share of OCGT common stock, or for each share of common stock that the OCGT convertible preferred stock is convertible into. Following the distribution, 100% of the outstanding PSI common stock will be held by the shareholders of OCGT as of the Record Date. PSI will file a registration statement with the Securities and Exchange Commission with respect to the dividend distribution. Only those stockholders who owned OCGT shares on the Record Date will be entitled to receive PSI shares in the dividend distribution.

On April 28, 2006, the Company agreed to acquire a 75% interest from Rodinia Minerals, Inc. in their Coon Creek properties located in Gila County, Arizona by (1) issuing 500,000 UraniumCore common shares to Rodinia ; (2) by paying $50,000 to Rodinia; and (3) by agreeing to invest $300,000 in exploration expenditures on the Properties on or before the second anniversary of the acquisition of the properties. Both parties agreed that the 75% interest would vest upon the occurrence of the following: (1) the permits were issued; (2) the shares were issued; and (3) the $50,000.00 was received.

On August 11, 2006 we completed the Option Agreement with Rodinia Minerals, Inc., wherein Rodinia Minerals, Inc. (“Optionor”) granted to the Company (“Optionee”) the sole and exclusive right and option to acquire a 75% undivided right, title and interest in the “Suckerite”, “Pendleton Mesa”, “Coon Creek” and “Oak Creek” Uranium properties located in Gila County, Arizona.

The Company has one full time employee, its President, Robert Lunde.

Item 2. Description of Property.

The Current principal office of the Company is located at 3940-7 Broad Street, #200, San Luis Obispo, California 93401.

Page - 3

Item 3. Legal Proceedings.
None

Item 4. Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a)	Market Information

The common stock of this Issuer is now quoted Over the Counter on the Bulletin Board ("OTCBB")(Symbol UCOR). We have one class of securities, Common Voting Equity Shares ("Common Stock"). The Company's Securities may be quoted in the over-the-counter market, but there is presently, and historically, no substantial market for our common stock. Even so, quotations for, and transactions in, the Securities are capable of rapid fluctuations, resulting from the influence of supply and demand on relatively thin volume. There may be buyers at a time when there are no sellers, and sellers when there are no buyers, resulting in significant variations of bid and ask quotations by market-making dealers, attempting to adjust changes in demand and supply. A young market is also particularly vulnerable to short selling, sell orders by persons owning no shares of stock, but intending to drive down the market price so as to purchase the shares to be delivered at a price below the price at which the shares were sold short. Based upon standard reporting sources, the following information is provided during the fiscal years 2005 and 2004:

Fiscal 2005   High  Low
1st Quarter   $.060  $.010
2nd Quarter   $.050  $.020
3rd Quarter   $.060  $.020
4th Quarter   $.060  $.030

Fiscal 2006   High  Low
1st Quarter   $.043  $.040
2nd Quarter   $.055  $.045
3rd Quarter   $8.40  $8.40
4th Quarter   $3.00  $3.00

The source of this information for fiscal year 2006 and 2005 is trading information as reported by the National Association of Securities Dealers Composite or other qualified inter-dealer Quotation Medium. (Note: 3rd and 4th Quarter of the fiscal year for 2006 is calculated with a reverse split that took affect on or about April 12, 2006.)

(b)	Holders
As of June 30, 2006, there were approximately 1,220 stockholders of record of the Company’s Common Stock. The number does not include beneficial owners who held shares at broker/dealers in “street name”

(c)	Dividends
On June 30, 2005, the Issuer consummated a Distribution Agreement (the “Agreement”) with it’s wholly-owned subsidiary Primecare Systems, Inc. where the Board of Directors of OCGT resolved that it would be in the best interests of OCGT and its stockholders that (i) all of the outstanding securities of PrimeCare (the “PrimeCare Shares”) should be distributed to the record common and preferred stockholders of OCGT, entitled to receive a dividend, existing at the close of business on December 29, 2005 (the “Record Date”) and immediately prior to the closing of those certain Stock Purchase Agreements Dated December 19, 2005, subject to adjustment by the National Association of Securities Dealers, Inc. (the “NASD”) setting an ex-dividend date, pro rata, on a one share for one share basis (the “Distribution”); and (ii) that all shares of common stock of OCGT issued after the opening of business on December 30, 2005, would be issued subject to waiver of the Dividend only.

Page - 4

(d)	Recent Sales of Unregistered Securities.
On December 19, 2005, there was a change of control of the Company as a result of closing of the Share Purchase Agreement with Bobby Vavithis and OCG Technology, Inc. Pursuant to the terms of share purchase agreement, the Bobby Vavithis purchased approximately 147,569 shares of OCGT's Series F Preferred stock ("Share Purchase"). The closing of the share purchase agreement will result in a change of control of OCGT, since approximately 95.5% of OCGT's outstanding shares will be owned by Bobby Vavithis.

As of the date of the issuances set forth above, the average daily high and low bids were unavailable to the Issuer. The Company's Securities may be quoted in the over-the-counter market, but there is presently, and historically, no substantial market for our common stock. This Issuer has determined that, quotations for, and transactions in, the Securities are capable of rapid fluctuations, resulting from the influence of supply and demand on relatively thin volume. There may be buyers at a time when there are no sellers, and sellers when there are no buyers, resulting in significant variations of bid and ask quotations by market-making dealers, attempting to adjust changes in demand and supply. A young market is also particularly vulnerable to short selling, sell orders by persons owning no shares of stock, but intending to drive down the market price so as to purchase the shares to be delivered at a price below the price at which the shares were sold short.

Item 6. Management’s Discussion and Analysis or Plan of Operation

(a) Plan of Operation. Our Plan of Operation is unchanged from our previous Quarterly Report.

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

Cash Requirements and of Need for additional funds: twelve months. We have a present need for additional funding to bring this phase to completion. We continue to face certain minimal cash requirements for corporate maintenance, legal and professional and auditing expenses. Our cash requirements for these purposes are not in issue. We have some limited prospects for acquiring further funding from shareholder advances.

Cautionary Statement: There can be no assurance that we will be successful in raising capital through private placements or otherwise. Even if we are successful in raising capital through the sources specified, there can be no assurances that any such financing would be available in a timely manner or on terms acceptable to us and our current shareholders. Additional equity financing could be dilutive to our then existing shareholders, and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters.

(c) Discussion and Analysis of Financial Condition and Results of Operations. We have had no revenues for past fiscal years or any interim periods covered by this report, or to the actual date of this report, or from inception. Our independent auditor has indicated the following material notes to our financial statements: (Note 2-Going Concern) The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

Page - 5

Cautionary Statement Repeated: There can be no assurance that we will be successful in raising capital through private placements, business combinations or otherwise. Even if we are successful in raising capital through the sources specified, there can be no assurances that any such financing would be available in a timely manner or on terms acceptable to us and our current shareholders. Additional equity financing, merger or joint-venture could be dilutive to our then existing shareholders, and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters. Even if we are successful in raising capital in a timely manner and on terms acceptable to us and our shareholders, there are innumerable risks of business failure that haunt the path to profitability. We may not prove competitive in our areas of focus. Funding may not prove adequate to see us through our development stage.

On December 19, 2005, the Registrant, OCG Technology, Inc. (“OCGT”), completed a share purchase agreement with Bobby Vavithis (the “Share Purchaser”). Pursuant to the terms of share purchase agreement, Share Purchaser will purchase approximately 147,569 shares of OCGT’s Series F Preferred stock (the “Share Purchase”) for the sum of $495,000.00 (the “Purchase Price”). The closing of the share purchase agreement will result in a change of control of OCGT, since approximately 95.5% of OCGT’s outstanding shares will be owned by Share Purchaser.

Pursuant to the terms of share purchase agreement, on or before February 15, 2006, Purchaser will contribute to OCGT, as contributed capital, without any additional compensation from OCGT, assets consisting of (a) a 100% working interest in the Redearth Prospect, located in central Alberta, Canada, which Prospect is located adjacent to the Pembina Nisku Reef Prospect and in addition (b) a 20% working interest in the Pembina Nisku Reef Prospect, both of which were acquired by Purchaser from Angels Exploration Fund Inc., a Canadian corporation, together with the cash capital necessary to meet the drilling requirements of the working interests (the “Contributed Capital”).

As a condition to the closing of the Share Purchase, it was agreed that 100% of the shares of PrimeCare Systems, Inc. (“PSI”), owned by OCGT, will be distributed prior to the closing, as a dividend, to OCGT stockholders of record on December 29, 2005 (the “Record Date”). Pursuant to the dividend distribution, approximately 69,901,121 shares of PSI common stock will be issued to holders, as of the Record Date, of OCGT common and convertible preferred stock, that they hold, on the basis of one share of PSI common stock for each share of OCGT common stock, or for each share of common stock that the OCGT convertible preferred stock is convertible into. Following the distribution, 100% of the outstanding PSI common stock will be held by the shareholders of OCGT as of the Record Date. PSI will file a registration statement with the Securities and Exchange Commission with respect to the dividend distribution. Only those stockholders who owned OCGT shares on the Record Date will be entitled to receive PSI shares in the dividend distribution.

The share purchase agreement provides that, prior to closing, OCGT will contribute all of its assets to PSI in consideration for PSI assuming all of OCGT’s liabilities and that $275,000.00 of the Purchase Price will be paid to PSI.

The company ceased operations of its historical business at December 2005. Total revenues were $299,143 for the year ended June 30, 2005 from $224,020 for 2005. The increase in revenues came as the result of an increase in the sale of merchandise due an increase of visitors to our Web sites and the Company securing advertising contracts. Cost of sales was $143,226 for the year ended June 30, 2005. The Company’s revenues for the year ended June 30, 2005, consisted of: $236,678 from the sale of merchandise; $32,269 from advertising fees; and $30,485 from commissions.

The gross profit from sales (revenues less cost of sales) for the year ended June 30, 2005, as compared to the was $155,917. Marketing, general and administrative expenses increased to $183,412 for the year ended June 30, 2006, as compared to $114,065 for the same period for 2005, primarily from expenditure of $138,000 in legal fees related to the assets sale, and restructuring of the company, consulting expenditures for financial public relations.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on its financial condition, revenues, and results of operations, liquidity or capital expenditures.

Page - 6

Contractual Obligations

On August 11, 2006 we completed the Option Agreement with Rodinia Minerals, Inc., wherein Rodinia Minerals, Inc. (“Optionor”) granted to the Company (“Optionee”) the sole and exclusive right and option to acquire a 75% undivided right, title and interest in the “Suckerite”, “Pendleton Mesa”, “Coon Creek” and “Oak Creek” Uranium properties located in Gila County, Arizona, subject to the following terms below:

The Optionee can exercise the Option by issuing and registering the Shares, and making the payments to the Optionor, and incurring the expenditures, in the following amounts and by the dates indicated, all on and subject to the following terms and conditions, and the Option will terminate if the Optionee fails to make any of such payments, issue and register any of such Shares, incur such expenditures or otherwise satisfy the applicable terms and conditions hereof;

1.	by paying to Rodinia Fifty-Thousand Dollars ($50,000) on execution of this Agreement;

2.
by issuing and delivering the 4,000,000 Common Shares of the Company to Rodinia and, thereafter, forthwith filing registration statements on Form SB2 with the SEC on the following basis to register the Shares under the Securities Act;

(i)
in respect of 25% of the Suckerite Property Shares, within 28 days of the Suckerite Property Permit Approval Date and, thereafter, in respect of each additional 25% of the Suckerite Property Shares, on or before each of the first, second and third anniversaries of the Suckerite Property Permit Approval Date;

(ii)
in respect of 25% of the PM Property Shares, within 28 days of the PM Property Permit Approval Date and, thereafter, in respect of each additional 25% of the PM Property Shares, on or before each of the first, second and third anniversaries of the PM Property Permit Approval Date;

(iii) in respect of 25% of the Coon Creek Property Shares, within 28 days of the Coon Creek Property Permit Approval Date and, thereafter, in respect of each additional 25% of the Coon Creek Property Shares, on or before each of the first, second and third anniversaries of the Coon Creek Property Permit Approval Date;

(iv) in respect of 25% of the Oak Creek Property Shares, within 28 days of the Oak Creek Property Permit Approval Date and, thereafter, in respect of each additional 25% of the Oak Creek Property Shares, on or before each of the first, second and third anniversaries of the Oak Creek Property Permit Approval Date;

3.
by incurring an aggregate of Two Million Dollars ($2,000,000) in exploration expenditures (including Direct Project Costs and Expenditures) on the Properties on or before the fourth Anniversary Date, as follows;

(iii)	not less than an aggregate of Three Hundred Thousand Dollars ($300,000) on or before the first Anniversary Date;

(iv)	not less than an aggregate of Eight Hundred Thousand Dollars ($800,000) on or before the second Anniversary Date;

(v)	not less than an aggregate of One Million Three Hundred Thousand Dollars ($1,300,000) on or before the third Anniversary Date;

(vi)	not less than an aggregate of Two Million Dollars ($2,000,000) on or before the fourth Anniversary Date;

including a minimum of One Hundred and Fifty Thousand Dollars ($150,000) in exploration expenditures (including Direct Project Costs and Expenditures) on each Property on or before the second Anniversary Date failing which, in respect of any Property, such Property shall cease to be included in this Agreement and subject to the Option; provided, however, that, in doing so, the Optionee shall indemnify and hold the Optionor harmless from and against all suits, claims, demands, costs, liabilities, losses and expenses that may arise as a result of the Optionee’s activities on or in respect of the Properties.

Page - 7

The Company has exercised the Option to acquire the 75% interest in the four properties and has paid the $50,000.00 to Rodinia Minerals, Inc. The Company has reserved 4,000,000 shares of Common Shares for issuance and will deliver them to Rodinia Minerals, Inc. pursuant to the terms of the Option Agreement.

Item 7. Financial Statements.

The information required by this item is incorporated by reference to pages F-1 through F-12 of this annual report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 8A. Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. As of the end of the period covered by this report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act).

The Certifying Officers have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and believe that our disclosure controls and procedures are effective based on the required evaluation.  During the period covered by this report, there were no changes in internal controls that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. Other Information

None.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons.

Name   Age Position With Company  Year First Became  Director or Officer

Marc Applbaum  35 Director    2006    Director/former President

Mark Lotz                          37 Chief Financial Officer                2006    Officer

Robert Lunde                        38 President/Director                        2006    Director

On May 1, 2006, the existing directors of the Company appointed 1 new director to serve as the new member of the board of directors. The new director appointed was Marc Applbaum as President and a member of the Board of Directors.  Seann Poli has resigned as a member of the Board of Directors.

On August 3, 2006, President and Director Marc Applbaum appointed Robert Lunde to become a member of the Board of Directors.  Mr. Applbaum then appointed Michael Forster to serve as Interim President of this Issuer and appointed Mark Lotz as Chief Financial Officer. Mr. Applbaum has resigned as President of the Company, but will stay on as a member of the Board of Directors of the Company.

On October 10, 2006, Interim President Michael Forster appointed Robert Lunde as President of this Issuer and Mr. Forster resigned from all corporate offices.

MARC APPLBAUM- Mr. Applbaum, 35, is a licensed attorney in thee State of California

Page - 8

MARK LOTZ- Mr. Lotz, 38, was a member of the Vancouver Stock Exchange Examiner, responsible for reviewing financial & sales compliance of Vancouver based brokerage firms from 1995 through 1999. Mr. Lotz is currently a Member of the VSE Compliance committee. From 1999 to 2001 Mr. Lotz served as the Chief Financial Officer of Destiny Media Technologies Inc. Mr. Lotz was also a Manager Customer Service Royal Bank of Canada from1998 to 1990. Past Member of the Board of Examiners, Institute of Chartered Accountants of B.C., and author of provincial tax and accounting exams. (1998-1999)

ROBERT LUNDE- Mr. Lunde, 48, became the CEO and a Director of RoomLinX Inc. in January, 2001. Mr. Lunde and his team were responsible for growing their business from a start-up to over two million US per year in sales. Mr. Lunde was instrumental in raising the capital to finance the Company’s installations and operations through private placement equity issues. Mr. Lunde left RoomLinX Inc. at the end of June 2005. Prior to his appointment at RoomLinX, Mr. Lunde has successfully provided corporate advice, investor relations and financing assistance to various private and publicly trading companies. Mr. Lunde is President and Director of Rolar Consulting Inc., a company under which he conducts his corporate consulting business.

Involvement in Legal Proceedings

During the past five years, none of the following occurred with respect to the Company’s directors or executive officers: (1) no petition under the federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such persons; (2) there has been no petition under the federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer appointed by a court for the business or property of any partnership in which such persons were a general partner at or within two years before the time of such filing, or any corporation or business association of which such persons were executive officers at or within two years before the time of such filing; (3) no such persons were convicted in a criminal proceeding or are a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (4) no such persons were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting their involvement in any type of business practice, or in securities or banking or other financial institution activities; and (5) no such persons were found by a court of competent jurisdiction in a civil action by the Securities and Exchange Commission or by the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee Financial Expert

The Company does not have an audit committee financial expert (as defined in Item 401 of Regulation S-K) serving on its Board of Directors. The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the review of copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during the fiscal year ended September 30, 2004, its executive officers, directors and all persons who own more than ten percent of a registered class of the Company’s equity securities complied with all Section 16(a) filing requirements.

Item 10. Executive Compensation

None.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of the date of this report, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company’s Common Stock, and each executive officer and director individually and all executive officers and directors of the Company as a group. No other class of voting securities is outstanding. Each person is believed to have sole voting and investment power over the shares except as noted.

Page - 9

Name and Address	Number of Shares Beneficially Owned	Percent of Class
Bobby Vavithis, Majority Shareholder Kos Kefalos, Dodekanis, Greece	147,569 Series F	95.5%
Robert Lunde, President/Director 1848 W. 11th Avenue Vancouver, British Columbia Canada, V6J 2C5	0	0%
Mark Lotz, Chief Financial Officer	0	0%
Marc Applbaum, Director 3177 Via Alicante, #248 La Jolla, CA 92037	0	0%
All officer and directors as a group	0	0%
Total	147,569 Series F	95.5%

Item 12. Certain Relationships and Related Transactions
None

Except as set forth above, the Company has not entered into any transaction during the last two years and it has not proposed any transaction to which the Company was or is to be a party, in which any of the following persons had or is to have a direct or indirect material interest:

-	Any director or executive officer of the Company;
-  Any nominee for election as a director;
-  Any security holder named in the “Security Ownership of Certain Beneficial Owners and “management” section above; and
-  Any member of the immediate family (including spouse, parents, children, siblings, and in-laws) of any such person.

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as part of this report

Index to Financial Statements

Report of Independent Registered Public Accountant Accounting Firm

Consolidated Balance Sheet as of June 30, 2006.

Consolidated Statements of Operations for the Years ended
June 30, 2006 and 2005

Consolidated Statements of Stockholders’ (Deficit) for the
Years ended June 30, 2006 and 2005.

Consolidated Statements of Cash Flows for the Years
Ended June 30, 2006 and 2005.

Notes to Financial Statements.

Page - 10

(b) Exhibits

Exhibit
Number      Description

14.1 Code of Ethics and Business Conduct (incorporated by reference Form 10 KSB June 30, 2006)
31.1	Certification by Robert Lunde, Chief Executive Officer and Chief Financial Officer, pursuant to Section 302of the Sarbanes- Oxley Act of 2002
32.1	Certification by Robert Lunde, Chief Executive Officer and Chief Financial Officer, pursuant to Section 906of the Sarbanes- Oxley Act of 2002
(c) Reports on Form 8-K.
Form 8-K dated December 21, 2005
Form 8-K dated January 9, 2006
Form 8-K dated May 5, 2006
Form 8-K dated August 17, 2006
Form 8-K dated October 02, 2006

Signatures

Pursuant to the requirements of Section 13 and 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UraniumCore Company

By: s/ Robert Lunde
                          Robert Lunde
Chief Executive Officer
Chief Financial Officer

Date: October 20, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: October 20, 2006           By: /s/ Robert Lunde
                                Robert Lunde, Chief Executive Officer
and Chief Financial Officer

Page - 11

EXHIBIT 31.1

CERTIFICATION PURSUANT TO RULE 13a-14 AND 15d-14 UNDER
THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Robert Lunde, Chief Executive Officer/Chief Financial Officer of UraniumCore Company, certify that:
I have reviewed this annual report on Form 10 KSB of UraniumCore Company;

1.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

2.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company, as of, and for, the periods presented in this Report;

4. I and the other certifying officers of the Company are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Company and have:
(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including any consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

(b) Evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Report based on such evaluation; and

(c) Disclosed in this Report any change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter (the Company’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting; and

5. I and the other certifying officers have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company’s auditors and to the audit committee of the Company’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.

Dated October 20, 2006                       By: /s/ Robert Lunde
   Robert Lunde
                            Chief Executive Officer
                                            Chief Financial Officer

Page - 12

EXHIBIT 32.1
CERTIFICATE PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of UraniumCore Company (the “Company”) on Form 10KSB for the fiscal year ended June 30, 2006 as filed with the Securities & Exchange Commission (the “Report”), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report Fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: October 20, 2006          By:  /s/ Robert Lunde
                            Robert Lunde
                            Chief Executive Officer & Chief Financial Officer

Page - 13

MOORE & ASSOCIATES, CHARTERED
 ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Uraniumcore Company (Formerly OCG Technology, Inc and subsidiaries)
(A Development Stage Company)

We have audited the accompanying balance sheet of Uraniumcore Company (Formerly OCG Technology, Inc and subsidiaries) (A Development Stage Company) as of June 30, 2006, and the related statements of operations, stockholders’ equity and cash flows year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uraniumcore Company (Formerly OCG Technology, Inc and subsidiaries) as of June 30, 2006 and the results of its operations and its cash flows year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note to the financial statements, the Company’s recurring losses and lack of revenue as of June 30, 2006 raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
October 20, 2006

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7511 Fax (702) 253-7501

Page - 14

URANIUMCORE COMPANY
(FORMERLY OCG TECHNOLOGY, INC. AND SUBSIDIARIES)
(A Development Stage Company)
BALANCE SHEETS

	June 30,	June 30,
	2006	2005
ASSETS

CURRENT ASSETS
Cash	$-	$6,104
Accounts receivable		787
Inventory	-	14,674

Total Current Assets	-	21,565

PROPERTY and EQUIPMENT, net of accumulated
depreciation of $94,349		4,819

OTHER ASSETS
Capitalized software costs, net of accumulated	-	56,998
amortization of $33,529

Mineral properties	50,000	-

Other assets	-	4,972

Total Other Assets	50,000	61,970

TOTAL ASSETS	$50,000	$$88,354

The accompanying notes are an integral part of these financial statements.

Page - 15

URANIUMCORE COMPANY
(FORMERLY OCG TECHNOLOGY, INC. AND SUBSIDIARIES)
(A Development Stage Company)
BALANCE SHEETS

	June 30,	June 30,
	2006	2005
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$183,412	$55,011

Notes payable	5,000	194,352

Total Current Liabilities	188,412	249,363

LONG-TERM DEBT
Notes payable-related parties	45,000	188,700

TOTAL LIABILITIES	233,412	438,063

STOCKHOLDERS’ EQUITY (DEFICIT)

Series C Preferred stock, $0.10 par value;
200,000 shares authorized, issued and
Outstanding, respectively	20,000	20,000
Series E Preferred stock, $0.10 par value;
100,000 shares authorized, 33,333 shares issued
and outstanding, respectively	3,333	3,333
Series F Preferred stock, $0.10 par value, 400,000
shares authorized,147,569 and no shares
issued and outstanding, respectively	14,757	-
Common stock, $0.001 par value; 100,000,000 shares
authorized, 166,337 issued and outstanding	166	166
Additional paid-in capital	27,713,654	27,195,290

Less: treasury stock, at cost	(62,500)	(62,500)

Accumulated deficit	(27,689,410)	(27,505,998)

Deficit accumulated during the development stage	(183,412)	-

TOTAL STOCKHOLDERS’ EQUITY (DEFCIIT)	(183,412)	(349,709)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$50,000	$88,354

The accompanying notes are an integral part of these financial statements.

Page - 16

URANIUMCORE COMPANY
(FORMERLY OCG TECHNOLOGY, INC. AND SUBSIDIARIES)
(A Development Stage Company)
STATEMENTS OF OPERATIONS

					FROM INCEPTION OF
	FOR THE YEARS ENDED				DEVELOPMENT STAGE ON
	JUNE 30,				JULY 1, 2006 THROUGH
		2006		2005	JUNE 30, 2006

REVENUE		$-		$-	$-

COST OF SALES		-		-	-

Gross margin		-		-	-

OPERATING EXPENSES

Marketing, general and administrative		183,412		-	183,412

Total Operating Expenses		183,412		-	183,412

Net Loss from Operations		(183,412)		-	(183,412)

LOSS FROM DISCONTINUED OPERATIONS		-		(662,121)	-

NET LOSS		$(183,412)		$(662,121)	$ $ (183,412)

Loss per common share, basic and diluted:
Continuing Operations		$(1.10)		$0.00
Discontinued Operations		0.00		(4.16)
Total	$	$ (1.10)	$	$ (4.16)
Weighted average number of shares outstanding		166,337		159,136

The accompanying notes are an integral part of these financial statements.

Page - 17

URANIUMCORE COMPANY
(FORMERLY OCG TECHNOLOGY, INC. AND SUBSIDIARIES)
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Additional
	Preferred Stock		Common Stock		Paid-in		Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital		Stock	Deficit

Balance, July 1, 2004	233,333	$23,333	151,935	$152	$26,924,652	$	$(62,500)	$(26,843,877)

Forgiveness of related
party interest	-	-	-	-	12,414		-	-

Shares issued for cash and
services	-	-	14,402	14	258,224		-	-

Net loss for the year ended
June 30, 2005	-	-	-	-	-		-	(662,121)

Balance, June 30, 2005	233,333	23,333	166,337	166	27,195,290		(62,500)	(27,505,998)

Shares issued for cash	147,569	14,757	-	-	-		-

Partial liquidating dividend	-	-	-	-	518,364		-	-

Net loss for the year ended
June 30, 2006	-	-	-	-	-		-	(183,412)

Balance, June 30, 2006	380,902	$38,090	166,337	$166	$27,713,654		$(62,500)	$(27,689,410)

The accompanying notes are an integral part of these financial statements.

Page - 18

URANIUMCORE COMPANY
(FORMERLY OCG TECHNOLOGY, INC. AND SUBSIDIARIES)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			FROM INCEPTION OF
	FOR THE YEARS ENDED		DEVELOPMENT STAGE ON
	JUNE 30,		JULY 1, 2006 THROUGH
	2006	2005	JUNE 30, 2006

Cash Flows From Operating Activities
Net loss	$(183,412)	$(662,121)	$(183,412)

Adjustments to reconcile net income
to net cash used by operating activities:
Depreciation and amortization	-	24,158	-
Impairment of software costs	-	65,229	-
Issuance of stock and warrants for service	-	215,033	-
Write-off of stock subscription receivable
and related interest receivable	-	142,830	-
Loss on sale of marketable securities	-	41,300	-

Changes in working capital:
Accounts receivable	-	(217)	-
Inventory	-	(5,442)	-
Interest receivable	-	(5,128)	-
Other assets	-	287	-
Accounts payable and accrued liabilities	183,412	(15,752)	183,412

Net cash used by operating activities	-	(199,823)	-

Cash Flows From Investing Activities
Purchase of property and equipment	-	(986)	-
Proceeds from sale of marketable securities	-	5,000	-

Additions to capitalized software costs	-	(88,109)	-

Net cash used by investing activities	-	(84,095)	-

Cash Flows From Financing Activities

Proceeds from notes payable, stockholders	-	30,000	-
Net proceeds from notes payable	-	187,560	-
Proceeds from sale of common stock	-	43,205	-

Net cash provided by financing activities	-	260,765	-

Net change in cash	-	(23,153)	-
Cash at beginning of year	-	29,257	-

Cash at end of year	$-	$6,014	$-

The accompanying notes are an integral part of these financial statements.

Page - 19

URANIUMCORE COMPANY
(FORMERLY OCG TECHNOLOGY, INC. AND SUBSIDIARIES)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (CONTINUED)

FROM INCEPTION OF
	FOR THE YEARS ENDED		DEVELOPMENT STAGE ON
	JUNE 30,		JULY 1, 2006 THROUGH
	2006	2005	JUNE 30, 2006

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for interest	$ -	$ 1,456	$ -

Cash paid during the year for income taxes	$ -	$ -	$ -

Supplemental Noncash Investing and Financing Information:
Forgiveness of accrued interest payable on
related party note	$ -	$ 12,414	$ -

Mineral properties purchased for note payable	$ 50,000	$ -	$ 50,000

The accompanying notes are an integral part of these financial statements.

Page - 20

URANIUMCORE COMPANY
(FORMERLY OCG TECHNOLOGY, INC. AND SUBSIDIARIES)
    (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization. Uraniumcore Company (“the Company”)was incorporated under the laws of the State of Delaward on July 3, 1969. On February 17, 2006 the Company changed its name from OCG Technology, Inc. The Company has determined to enter the mineral extraction industry however to date it has no revenues and operations and is classified as a development stage company.

Use of Estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses in the statements of operations, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Cash and Cash Equivalents. For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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

Page - 21

URANIUMCORE COMPANY
(FORMERLY OCG TECHNOLOGY, INC. AND SUBSIDIARIES)
    (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Property and Equipment. Property and Equipment is valued at cost. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Property and equipment at June 30, 2005 consisted of the following:

Machinery and equipment            $ 99,168
Less B accumulated depreciation (94,349)

                                                             $ 4,819

Capitalized Software Costs. The Company accounts for the development cost of software intended for sale in accordance with SFAS 86. SFAS 86 requires product development costs to be charged to expense as incurred until technological feasibility is attained. Technological feasibility is attained when the Company's software has completed system testing and has been determined viable for its intended use. Software assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable. The Company wrote off net capitalized software costs aggregating $65,229 in 2005. Capitalized software is amortized using the straight-line method  over the estimated five year economic life of the asset. Uraniumcore recorded  capitalized software amortization of $13,422 for the year ended June 30,2005.

Impairment of Long-Lived Assets. Uraniumcore accounts for the impairment and disposal of long-lived assets utilizing Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 requires that long-lived assets, such as property and equipment, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of an asset is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Page - 22

URANIUMCORE COMPANY
(FORMERLY OCG TECHNOLOGY, INC. AND SUBSIDIARIES)
    (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Income Taxes. The Company applies the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be settled or recovered.

Per Share Data. Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per share is the same as basic loss per share because there are no financial instruments whose effect would have been dilutive.

Recently issued accounting pronouncements. The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has suffered recurring losses from operations and has no revenues. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
Management's plans in regard to these matters are described below.

The Company has experienced recurring losses from operations and has relied on the sale of its common and preferred stock and borrowings to fund its operations. If necessary, the Company intends to provide additional working capital through the  sale of its equity securities. Although in the past the Company has been able to provide working capital through the sale of its equity securities and borrowings,  there can be no assurances that it will succeed in its efforts, which creates a doubt about the ability of the company to continue as a going concern.

Page - 23

URANIUMCORE COMPANY
(FORMERLY OCG TECHNOLOGY, INC. AND SUBSIDIARIES)
    (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005
NOTE 3 - NOTES PAYABLE

During the year ended June 30, 2006, the Company extinguished all debts of the prior  year by virtue of a reorganization. Subsequent to the reorganization, the Company borrowed $50,000 from a shareholder for purposes of acquiring mineral properties.  The loan is repayable over 10 years, and bears interest at 8% annually.

In 2005, the Company had a revolving line of credit that provides for a maximum  borrowing amount of $20,000. Interest was paid monthly on the average daily loan balance at the variable interest rate equal to the prime rate plus 3% (8.75% at June 30, 2005). The loan was secured by the personal guaranty of one of the Company’s officers.

In connection with a share exchange agreement, the Company issued a promissory note to a third party in March 2005. The note did not accrue interest, was unsecured, and matured at the earlier of a) the effective date of the registration statement filed with the SEC, or b) December 31, 2005. At June 30, 2005, the balance of the note payable totalled $175,000.

The Company issued a note payable to a stockholder for advances totalling $30,000 in 2005. The note bore interest in the form of warrants to purchase 40,000 shares, on or before July 8, 2008. The note was to mature on July 8, 2007.

The Company issued a demand note payable to a stockholder for advances totalling $8,700 in 2005. The note bore interest in the form of warrants to purchase
11,600 shares, on or before July 8, 2008.

As of June 30, 2005, the Company had a note payable to a stockholder in the amount of $100,000 which was unsecured and bore interest in the form of warrants to purchase
100,000 shares, on or before February 4, 2004, of the Company’s common stock at the purchase price of $0.10 per share. The warrants expired and were not exercised.

As of June 30, 2005 the Company had an unsecured note payable to a stockholder in  the amount of $50,000 bearing interest at 4% per annum and convertible into 5,000 shares of Series C Preferred Stock at the rate of $10 per share. The date for payment of the note had been extended through June 2007.

In 2005, certain stockholders forgave $12,414 in interest owing to them under notes payable which was recorded as a contribution to stockholders’ equity.

Page - 24

URANIUMCORE COMPANY
(FORMERLY OCG TECHNOLOGY, INC. AND SUBSIDIARIES)
    (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005

NOTE 4 - INCOME TAXES

At June 30, 2006, the Company had a net operating loss carry forward of  approximately $15,500,000 available to reduce its future Federal taxable income, if any, through 2026. The Company recorded a valuation allowance for the entire net operating loss carry forward due to the uncertainty of realizing any related tax benefits.

NOTE 5 STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

On July 12, 1984, the stockholders of the Company approved the creation of a class of 1,000,000 shares of preferred stock, and authorized the Board of Directors to establish and designate the number of shares and relative rights, preferences and limitations of such preferred stock.

Series C Preferred Stock

Series C Preferred Stock (i) is convertible into one hundred shares of common stock for each share of Series C Preferred Stock converted, unless there is an increase in the number of the Company’s authorized shares of common stock; (ii) provides the holders with one hundred votes per share held and the right to vote for any purpose that the holders of the Company’s common stock may vote; (iii) provides dividends that are not cumulative and are equal, on a per share basis, to one hundred times the amount per share distributable to the holders of one share of the common stock, and (iv) in the event of any voluntary or involuntary liquidation, entitles the holders to receive out of the assets of the Company an amount per share equal to one hundred times the amount per share to be distributed to the holders of one share of the common stock.

Series E Preferred Stock

Series E Preferred Stock (i) is non-convertible with the right to vote on the same basis as the holders of the Company’s common stock, (ii) may be redeemed in whole or in part at the option of the Company at a price of $30 per share plus all accrued and unpaid dividends thereon, and (iii) has the right to dividends which are not cumulative and are limited to a fraction, as defined, of all cash dividends declared.

Page - 25

URANIUMCORE COMPANY
(FORMERLY OCG TECHNOLOGY, INC. AND SUBSIDIARIES)
    (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005

NOTE 5 STOCKHOLDERS’ EQUITY (DEFICIT)(Continued)

Series F Preferred Stock

On March 21, 2005 the Company created Series F Preferred Stock, to consist of a maximum of 400,000 shares, par value $.10 per share, of which (1) the shares are convertible into ten thousand (10,000) shares of Common Stock for each share of Series F Preferred Stock converted, provided that there is an increase in the number of the Company's authorized shares of Common Stock to enable conversion; (2) the holders shall have ten thousand (10,000) votes per share held and shall have the right to vote for any purpose that the holders of the Company's Common Stock may vote; (3) dividends shall not be cumulative and shall be distributable out of the aggregate of all cash dividends declared by the Company in any year, such cash dividends, if any, shall be calculated in an amount per share of Series F equal to ten thousand (10,000) times of the amount per share of dividends distributable to the holders of one share of the Common Stock; and (4) in the event of any voluntary or involuntary liquidation, dissolution or other winding up of the affairs of the Company, the holders of the Series F Preferred Stock shall be entitled to receive out of the assets and funds of the Company to be distributed, an amount per share equal to ten thousand (10,000) times of the amount per share to be distributed to the holders of one share of the Common Stock. No shares of Series F Preferred Stock have been issued.

Common Stock

During fiscal 2006, the Company completed a 300:1 reverse stock split. The reverse stock split is reflected in the financial statements on a retroactive basis.

During fiscal 2005, 14,402 shares of the Company’s common stock were sold for $43,205 or $3.00 per share plus warrants to purchase 14,402 shares at
$6.00 per share. The financial statements include recognition of an additional $215,033 related to these stock transactions, characterized as paid in capital and interest expense. No shares of common stock are reserved for the exercise of the warrants. Exercise of the warrants is contingent upon the stockholders approving an increase in the authorized common stock to at least 100,000,000 shares.

Page - 26

URANIUMCORE COMPANY
(FORMERLY OCG TECHNOLOGY, INC. AND SUBSIDIARIES)
    (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005

NOTE 5 STOCKHOLDERS’ EQUITY (DEFICIT)(Continued)

Common Stock (Continued)

During fiscal 2005, the Company wrote-off a stock subscription receivable from a stockholder totalling $130,000 because it was determined to be uncollectible.
In connection with the write-off, the Company cancelled 4,000,000 warrants previously issued to the stockholder.

Warrants

Until it adopted the disclosure provisions of SFAS No. 123, "Accounting for  Stock-Based Compensation", which permits entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for  Stock Issued to Employees", in measuring compensation expense for directors and employees. Under this provision, pro forma net income and pro forma earnings per share disclosures for warrants are made as if the fair-value-based method defined in SFAS No. 123 had been applied. If the Company had elected to recognize  compensation cost based on the fair value of the awards at the grant date, net loss would have been the pro forma amounts shown below.

Year Ended June 30,
2006   2005

Net loss - as reported       $ -                     $(662,121)
Compensation expense determined
under fair value based method                                                                                              -                        (114,144)

Net loss - pro forma       $ -                         $(776,265)

Basic and diluted income (loss) per share
  As reported           $ (0.01)                             $ (0.02)
  Pro forma                                                                                                                      (0.02)    (0.03)

Page - 27

URANIUMCORE COMPANY
(FORMERLY OCG TECHNOLOGY, INC. AND SUBSIDIARIES)
    (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005

NOTE 5 STOCKHOLDERS’ EQUITY (DEFICIT)(Continued)

Warrants (Continued)

The Black-Scholes model was used to estimate the fair value of the warrants at grant date based on the following assumptions:
June 30, 2006  June 30, 2005

Dividend yield                                                                     N/A                                             0%
Volatility                                                                               N/A   184.35%
Weighted-average risk-free interest rate                                                                           N/A    2.53%
Weighted-average expected life of options                                                                       N/A                         2.0
Estimated fair value per warrant                                                                                          N/A    $0.03

Warrant activity for the years ended June 30, 2006 and 2005 is summarized as follows:
     June 30, 2006       June 30, 2005
                                                          Weighted Average      Weighted Average
Warrants  Exercise Price    Warrants                 Exercise Price
Beginning Balance                               14,816,262  $ 0.00     14,549,056   $ 0.11
Warrants granted                                                 -   $ 0.00   4,327,206    $ 0.02
Warrants exercised     -  $ 0.00    -    $ 0.00
Warrants expired                          -   $ 0.00   (60,000)    $ 0.15
Warrants cancelled   (14,816,262)  $ 0.00     (4,000,000)    $ 0.05

Outstanding at end of year                      -  $ 0.00     14,816,262     $ 0.10

The range of exercise prices of the outstanding exercisable warrants are as follows at June 30, 2005.
There are no outstanding warrants at June 30, 2006.
Number of  Number of  Weighted Average
Exercise Exercisable  Outstanding  Remaining
Price  Shares   Shares   Life in Years
$0.25   2,673,056   2,673,056   1.6
$0.15   2,791,000                    2,791,000   1.6
$0.10   100,000         100,000   1.6
$0.05   4,925,000   4,925,000   1.6
$0.02   4,327,206   4,327,206   1.2
                                                   14,816,262  14,816,262

Page - 28

URANIUMCORE COMPANY
(FORMERLY OCG TECHNOLOGY, INC. AND SUBSIDIARIES)
    (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005
NOTE 7 - COMMITMENTS

The Company leased office space under non-cancellable operating leases that expire at various dates in fiscal 2006. The leases included provisions requiring the Company to pay a proportionate share of the increase in real estate taxes and operating expenses over base period amounts. Minimum future annual rental payments are as follows:

Year Ending
June 30
-----------
2006  $ 68,264

Rent expense was approximately $66,600 for the years presented in the accompanying statements of operations.

NOTE 8 DISCONTINUED OPERATIONS

The consolidated financial statements as of and for the fiscal year ended June
30, 2005 were restated as discontinued operations as a result of the distribution of the
Company’s assets in a partial liquidating dividend.

On December 31, 2005, the Company consummated a Distribution Agreement with it’s wholly-owned subsidiary PrimeCare Systems, Inc. (PrimeCare)where all of the outstanding securities of PrimeCare were distributed to the record common and preferred stockholders of the Company.

The Discontinued Operations of PrimeCare are summarized as follows:

Revenue $ 315,697
Cost of goods sold 167,694

Gross profit 148,003

Operating expenses 555,426
Net loss from operations (407,423)
Other Income (Expenses) (254,698)

Net loss $ (662,121)

Page - 29