Form 10KSB/A
period 2006-06-30
Uraniumcore CO
filed 2006-10-27
CIK 73779

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

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

Dated: October 20, 2006          By:  /s/ Robert Lunde
                            Robert Lunde
                            Chief Executive Officer & Chief Financial Officer

Page - 13

URANIUMCORE COMPANY
(FORMERLY OCG TECHNOLOGY, INC. AND SUBSIDIARIES)
(A Development Stage Company)

FINANCIAL STATEMENTS FOR THE YEAR ENDED
JUNE 30, 2006

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OFCASH FLOWS

NOTES TO FINANCIAL STATEMENTS

Page - 14

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
Moore & Associates Chartered
Las Vegas, Nevada
October 20, 2006

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7511 Fax (702) 253-7501

Page - 15

URANIUMCORE COMPANY
(FORMERLY OCG TECHNOLOGY, INC. AND SUBSIDIARIES)
(A Development Stage Company)

BALANCE SHEETS

	June 30,	June 30,
	2006	2005
ASSETS

CURRENT ASSETS
Cash	$-	$6,104
Accounts receivable	-	787
Inventory	-	14,674

Total Current Assets	-	21,565

PROPERTY and EQUIPMENT, net of accumulated
depreciation of $94,349	-	4,819

OTHER ASSETS
Capitalized software costs, net of accumulated amortization of $33,529	-	56,998
Mineral properties	50,000	-
Other assets	-	4,972

Total Other Assets	50,000	61,970

TOTAL ASSETS	$50,000	$$88,354

The accompanying notes are an integral part of these financial statements.

Page - 16

URANIUMCORE COMPANY
(FORMERLY OCG TECHNOLOGY, INC. AND SUBSIDIARIES)
(A Development Stage Company)

BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	June 30,	June 30,
	2006	2005
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$183,412	$55,011
Notes payable	5,000	194,352

Total Current Liabilities	188,412	249,363

LONG-TERM DEBT
Notes payable-related parties	45,000	188,700

TOTAL LIABILITIES	233,412	438,063

STOCKHOLDERS’ EQUITY (DEFICIT)

Series C Preferred stock, $0.10 par value;
200,000 shares authorized, issued and
Outstanding, respectively	20,000	20,000
Series E Preferred stock, $0.10 par value;
100,000 shares authorized, 33,333 shares issued
and outstanding, respectively	3,333	3,333
Series F Preferred stock, $0.10 par value, 400,000
shares authorized,147,569 and zero shares
issued and outstanding, respectively	14,757	-
Common stock, $0.001 par value; 100,000,000 shares
authorized, 166,337 issued and outstanding	166	166
Additional paid-in capital	27,530,242	27,195,290
Less: treasury stock, at cost	(62,500)	(62,500)
Accumulated deficit	(27,505,998)	(27,505,998)
Deficit accumulated during the development stage	(183,412)	-

TOTAL STOCKHOLDERS’ EQUITY (DEFCIIT)	(183,412)	(349,709)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$50,000	$88,354

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

Basic and Diluted Loss per Common Share
Continuing Operations		$(1.10)		$0.00
Discontinued Operations		0.00		(4.16)
Total	$	$ (1.10)	$	$ (4.16)
Weighted average number of shares outstanding		166,337		159,136

The accompanying notes are an integral part of these financial statements.

Page - 18

URANIUMCORE COMPANY
(FORMERLY OCG TECHNOLOGY, INC. AND SUBSIDIARIES)
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Additional
	Preferred Stock		Common Stock		Paid-in		Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital		Stock	Deficit

Balance, July 1, 2004	233,333	$23,333	151,935	$152	$26,924,652	$	$(62,500)	$(26,843,877)

Forgiveness of related
party interest	-	-	-	-	12,414		-	-

Shares issued for cash and
services	-	-	14,402	14	258,224		-	-

Net loss for the year ended
June 30, 2005	-	-	-	-	-		-	(662,121)

Balance, June 30, 2005	233,333	23,333	166,337	166	27,195,290		(62,500)	(27,505,998)

Shares issued for cash	147,569	14,757	-	-	-		-

Partial liquidating dividend	-	-	-	-	334,952		-	-

Net loss for the year ended
June 30, 2006	-	-	-	-	-		-	(183,412)

Balance, June 30, 2006	380,902	$38,090	166,337	$166	$27,530,242		$(62,500)	$(27,689,410)

The accompanying notes are an integral part of these financial statements.

Page - 19

URANIUMCORE COMPANY
(FORMERLY OCG TECHNOLOGY, INC. AND SUBSIDIARIES)
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			FROM INCEPTION OF
			DEVELOPMENT STAGE ON
	FOR THE YEARS ENDED JUNE 30,		JULY 1, 2006 THROUGH
	2006	2005	JUNE 30, 2006

Cash Flows From Operating Activities
Net loss	$(183,412)	$(662,121)	$(183,412)
Adjustments to reconcile net income
to net cash used by operating activities:
Depreciation and amortization	-	24,158	-
Impairment of software costs	-	65,229	-
Issuance of stock and warrants for service	-	215,033	-
Write-off of stock subscription receivable
and related interest receivable	-	142,830	-
Loss on sale of marketable securities	-	41,300	-

Changes in working capital:
Accounts receivable	-	(217)	-
Inventory	-	(5,442)	-
Interest receivable	-	(5,128)	-
Other assets	-	287	-
Accounts payable and accrued liabilities	183,412	(15,752)	183,412

Net cash used by operating activities	-	(199,823)	-

Cash Flows From Investing Activities
Purchase of property and equipment	-	(986)	-
Proceeds from sale of marketable securities	-	5,000	-
Additions to capitalized software costs	-	(88,109)	-

Net cash used by investing activities	-	(84,095)	-

Cash Flows From Financing Activities
Proceeds from notes payable, stockholders	-	30,000	-
Net proceeds from notes payable	-	187,560	-
Proceeds from sale of common stock	-	43,205	-

Net cash provided by financing activities	-	260,765	-

Net change in cash	-	(23,153)	-
Cash at beginning of year	-	29,257	-

Cash at end of year	$-	$6,104	$-

The accompanying notes are an integral part of these financial statements.

Page - 20

URANIUMCORE COMPANY
(FORMERLY OCG TECHNOLOGY, INC. AND SUBSIDIARIES)
(A Development Stage Company)

STATEMENTS OF CASH FLOWS (CONTINUED)

				FROM INCEPTION OF
				DEVELOPMENT STAGE ON
	FOR THE YEARS ENDED JUNE 30,			JULY 1, 2006 THROUGH
	2006	2005		JUNE 30, 2006

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for interest	$-		$1,456	$-
Cash paid during the year for income taxes	$-		$-	$-

Supplemental Noncash Investing and Financing Information:
Forgiveness of accrued interest payable on
related party note	$-		$12,414	$-
Mineral properties purchased for note payable	$50,000	$	$ -	$50,000

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

Page - 26

URANIUMCORE COMPANY
(FORMERLY OCG TECHNOLOGY, INC. AND SUBSIDIARIES)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

NOTE 5 STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

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

	Year Ended June 30,
	2006		2005
Net loss - as reported	$-		$(662,121)
Compensation expense determined
under fair value based method	-		(114,144)
Net loss - pro forma	$-	$	$(776,265)
Basic and diluted income (loss) per share
As reported	$(0.01)		$(0.02)
Pro forma	(0.02)		(0.03)

Page - 27

URANIUMCORE COMPANY
(FORMERLY OCG TECHNOLOGY, INC. AND SUBSIDIARIES)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

NOTE 5 STOCKHOLDERS’ EQUITY (DEFICIT)  (Continued)

Warrants (Continued)

The Black-Scholes model was used to estimate the fair value of the warrants at grant date based on the following assumptions:

	June 30, 2006	June 30, 2005
Dividend yield	N/A	0.00%
Volatility	N/A	184.35%
Weighted-average risk-free interest rate	N/A	2.53%
Weighted-average expected life of options	N/A	2.00
Estimated fair value per warrant	N/A	$0.03

Warrant activity for the years ended June 30, 2006 and 2005 is summarized as follows:

	June 30, 2006		June 30, 2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price
Beginning Balance	14,816,262	$ 0.00	14,549,056	$ 0.11
Warrants granted	-	$ 0.00	4,327,206	$ 0.02
Warrants exercised	-	$ 0.00	-	$ 0.00
Warrants expired	-	$ 0.00	(60,000)	$ 0.15
Warrants cancelled	(14,816,262)	$ 0.00	(4,000,000)	$ 0.05

Outstanding at end of year	-	$ 0.00	14,816,262	$ 0.10

The range of exercise prices of the outstanding exercisable warrants are as follows at June 30, 2005.

There are no outstanding warrants at June 30, 2006.

	Number of	Number of	Weighted Average
Exercise	Exercisable	Outstanding	Remaining
Price	Shares	Shares	Life in Years
$0.25	2,673,056	2,673,056	1.6
$0.15	2,791,000	2,791,000	1.6
$0.10	100,000	100,000	1.6
$0.05	4,925,000	4,925,000	1.6
$0.02	4,327,206	4,327,206	1.2
	14,816,262	14,816,262

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

Year Ending
June 30
2006	$68,264

Rent expense was approximately $66,600 for the years presented in the accompanying statements of operations.

NOTE 8 - DISCONTINUED OPERATIONS

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

The Discontinued Operations of PrimeCare are summarized as follows:

Revenue		$315,697
Cost of goods sold		167,694

Gross profit		148,003

Operating expenses		555,426
Net loss from operations		(407,423)
Other Income (Expenses)		(254,698)

Net loss	$	$ (662,121)

Page - 29