Form 10QSB
period 2006-09-30
Uraniumcore CO
filed 2006-11-17
CIK 73779

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

Commission file number 0-5186

UraniumCore Company

(Name of small business Issuer)

Delaware      13-2643655

  (State or other jurisdiction of    (I.R.S. Employer
incorporation of organization)                   Identification No.)

595 Howe Street, Ste. 600, Vancouver, B.C. Canada  V6C 2T5

  (Address of Principal Executive Offices)  (Postal Code)

604-733-1568

  (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No  ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class               Shares Outstanding at September 30, 2006
Common Stock ($.001 par value)                                            21,682,154Shares

Page - 1

UraniumCore Company

INDEX

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Condensed Balance Sheets
September 30, 2006 and June 30, 2005

Consolidated Condensed Statements of Operations
For the three months ended September 30, 2006 and 2005

Consolidated Condensed Statements of Cash Flow
For the three months ended September 30, 2006 and 2005

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

Signatures

Page - 2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

URANIUMCORE COMPANY
(A Development Stage Company)
BALANCE SHEETS

	September 30,	June 30,
	2006	2006
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$-	$6,104
Accounts receivable	-	787
Inventory	-	14,674

Total Current Assets	-	21,565

PROPERTY and EQUIPMENT, net of accumulated
depreciation of $94,349	-	4,819

OTHER ASSETS
Capitalized software costs, net of accumulated	-	56,998
amortization of $33,529
Mineral properties	60,120	-
Other assets		4,972

Total Other Assets	60,120	61,970

TOTAL ASSETS	$60,120	$$88,354

The accompanying notes are an integral part of these financial statements.

Page - 3

URANIUMCORE COMPANY
(A Development Stage Company)
BALANCE SHEETS

	September 30,	June 30,
	2006	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	(Unaudited)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$200,532	$55,011
Notes payable	5,000	194,352

Total Current Liabilities	205,532	249,363

LONG-TERM DEBT
Notes payable-related parties	45,000	188,700

TOTAL LIABILITIES	250,532	438,063

STOCKHOLDERS’ EQUITY (DEFICIT)
Series C Preferred stock, $0.10 par value;
200,000 shares authorized, issued and
Outstanding, respectively	20,000	20,000
Series E Preferred stock, $0.10 par value;
100,000 shares authorized, 33,333 shares issued
and outstanding, respectively	3,333	3,333
Series F Preferred stock, $0.10 par value, 400,000
shares authorized,147,569 and no shares
issued and outstanding, respectively	14,757	-
Common stock, $0.001 par value; 100,000,000 shares
authorized, 21,682,154 (2005 - 166,337) issued and outstanding	21,666	166
Additional paid-in capital	27,744,354	27,195,290
Less: treasury stock, at cost	(62,500)	(62,500)
Accumulated deficit	(27,689,410)	(27,505,998)
Deficit accumulated during the development stage	(242,412)	-

TOTAL STOCKHOLDERS’ EQUITY (DEFCIIT)	(242,412)	(349,709)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$60,120	$88,354

The accompanying notes are an integral part of these financial statements.

Page - 4

URANIUMCORE COMPANY
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the three months ended September 30, 2006 and 2005

		From Development Stage
		to September 30,	September 30,
	2006	2006	2005
	(Unaudited)
REVENUE	$-	$-	$47,925
COST OF SALES	-	-	27,843

Gross margin	-	-	20,082

OPERATING EXPENSES
Marketing, general and administrative	59,000	242,412	33,224
Depreciation			1,858
Amortization			4,526
Total Product Development Costs	59,000	242,412	37,602
			77,211

Net Loss from Operations	(59,000)	(242,412)

LOSS FROM DISCONTINUED OPERATIONS	-	-	(57,129)
LOSS ON SALE OF MARKETABLE SECURITIES			(767)

NET LOSS	$(59,000)	$(242,412)	(57,896)

Loss per common share, basic and diluted:
Continuing Operations	$(0.005)	$(0.044)
Discontinued Operations	0.00	0.00

Total	$(0.005)	$(0.044)

Weighted average number of shares outstanding	10,924,246	5,541,337	49,901,121

The accompanying notes are an integral part of these financial statements.

Page - 5

URANIUMCORE COMPANY
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the three months ended September 30, 2006 and 2005

			From Development Stage
			to September 30,
		2006	2006	2005
		(Unaudited)
Cash Flows From Operating Activities
Net loss		$(59,000)	$(242,412)	$(57,896)
Adjustments to reconcile net income			-
to net cash used by operating activities:			-
Depreciation and amortization			-	6,384
Impairment of software costs			-
Issuance of stock and warrants for service		(52,000)
Write-off of stock subscription receivable			-
and related interest receivable			-
Loss on sale of marketable securities			-
Changes in working capital:			-
Deferred Income				60,000
Accounts receivable			-	787
Inventory			-	10,288
Interest receivable			-
Accounts payable and accrued liabilities		(7,000)	242,412	4,688

Net cash used by operating activities			-	24,231

Cash Flows From Investing Activities			-
Purchase of property and equipment			-
Proceeds from sale of marketable securities			-
Additions to capitalized software costs			-	(25,719)

Net cash used by investing activities			-	(25,719)

Cash Flows From Financing Activities			-
Proceeds from notes payable, stockholders			-	2,000
Net proceeds from credit line			-	(1,101)
Proceeds from sale of common stock			-

Net cash provided by financing activities			-	899

Net change in cash			-	(589)
Cash at beginning of year			-	6,104

Cash at end of year	$		$-	$5,515

The accompanying notes are an integral part of these financial statements.

Page - 6

URANIUMCORE COMPANY
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the three months ended September 30, 2006 and 2005
(CONTINUED)

	For the three months ended September 30,	From Development Stage through September 30,
	2006	2006

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	$-	$-
Cash paid during the year for income taxes	$-	$-

Supplemental Noncash Investing and Financing Information:
Forgiveness of accrued interest payable on
related party note	$-	$-
Mineral properties purchased for debt	$10,120	$60,120

The accompanying notes are an integral part of these financial statements.
Page - 7

URANIUMCORE COMPANY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

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

Page - 8

URANIUMCORE COMPANY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

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

Page - 9

URANIUMCORE COMPANY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

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

Page - 10

URANIUMCORE COMPANY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

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

Page - 11

URANIUMCORE COMPANY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

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

Page - 12

URANIUMCORE COMPANY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

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

During the period, 2,000 Series F Preferred shares were converted to 21,000,000 Common Shares.

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

Page - 13

URANIUMCORE COMPANY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

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

Page - 14

URANIUMCORE COMPANY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 5 - STOCKHOLDERS’ EQUITY (DEFICIT)(Continued)

Warrants (Continued)

The Black-Scholes model was used to estimate the fair value of the warrants at grant date based on the following assumptions:

	June 30, 2006	June 30, 2005
Dividend yield	N/A	0%
Volatility	N/A	184.35%
Weighted-average risk-free interest rate	N/A	2.53%
Weighted-average expected life of options	N/A	2.0
Estimated fair value per warrant	N/A	$0.03

Warrant activity for the years ended June 30, 2006 and 2005 is summarized as follows:

	June 30, 2006		June 30, 2005
	Weighted Average			Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price

Beginning Balance	14,816,262	$0.00	14,549,056	$0.11
Warrants granted	-	$0.00	4,327,206	$0.02
Warrants exercised	-	$0.00	-	$0.00
Warrants expired	-	$0.00	(60,000)	$0.15
Warrants cancelled	(14,816,262)	$0.00	(4,000,000)	$0.05
Outstanding at end of year	-	$0.00	14,816,262	$0.10

The range of exercise prices of the outstanding exercisable warrants are as follows at June 30, 2005.
There are no outstanding warrants at June 30, 2006.

	Number of	Number of	Weighted Average
Exercise	Exercisable	Outstanding	Remaining
Price	Shares	Shares	Life in Years
$0.25	2,673,056	2,673,056	1.6
$0.15	2,791,000	2,791,000	1.6
$0.10	100,000	100,000	1.6
$0.05	4,925,000	4,925,000	1.6
$0.02	4,327,206	4,327,206	1.2
	14,816,262	14,816,262

Page - 15

URANIUMCORE COMPANY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 6 - COMMITMENTS

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

NOTE 7 -  DISCONTINUED OPERATIONS

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

Page - 16

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

None.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: November 16, 2006
UraniumCore Company

By: Robert Lunde
President

Page - 17

Exhibit 31.1

Page - 18

302 CERTIFICATION -SMALL BUSINEES CERTIFICATION OF PRESIDENT

I, Robert Lunde President of the Registrant, UraniumCore Company hereby certify that:

1)  I have reviewed this quarterly Form 10-QSB for the periods ending September 30, 2006  of UraniumCore Company

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

Date: November 16, 2006
By: Robert Lunde
Robert Lunde
President
Chief Financial Officer

Page - 19

Exhibit 32.1

Page - 20

CERTIFICATION OF PRESIDENT/CHIEF EXECUTIVE OFFICER

Pursuant to section 906 of the Sarbanes-Oxkly Act of 2002 (18 U.S.C. ss. 1350), the undersigned, Robert Lunde, President and Chief Executive Officer, of UraniumCore Company a Delaware corporation, (the "Company"), does hereby certify, to his knowledge, that :

The Quarterly Report on Form 10-QSB for the period ended September 30, 2006, of the Company (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and the information contained in the report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By: Robert Lunde
Robert Lunde
President
Chief Financial Officer

November 16, 2006

Page - 21