Form 10QSB
period 2006-12-31
Uraniumcore CO
filed 2007-02-16
CIK 73779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________ to___________

Commission file number  333-138974

UraniumCore Company

(Exact name of small business issuer as specified in its charter)

  DELAWARE                                                                     13-2643655

(State or other jurisdiction of incorporation or organization)    (IRS Employer Identification No.)

595 Howe Street, Ste. 600, Vancouver , BC, Canada

 (Address of principal executive offices)

(604) 733-1568

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

  Class   Shares Outstanding at December 31, 2006
Common Stock ($.01 par value) 49,901,121 Shares

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Condensed Balance Sheets December 31, 2006 and June 30, 2006

Consolidated Condensed Statements of Operations for the Three and Six Months Ended December 31, 2006 and 2005

Consolidated Condensed Statements of Cash Flow for the Three and Six Months Ended December 31, 2006 and 2005

Notes to Consolidated Condensed Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Controls and Procedures

PART II - OTHER INFORMATION

Item 2. Changes In Securities

Item 6. Exhibits and Reports on Form 8-K

URANIUMCORE COMPANY
(FORMERLY OCG TECHNOLOGY, INC. AND SUBSIDIARIES)
(A Development Stage Company)
BALANCE SHEETS

	December 31,	June 30,
	2006	2006
ASSETS
CURRENT ASSETS
Cash	$30,945	$-
Accounts receivable	-	-
Inventory	-	-

Total Current Assets	30,945	-

PROPERTY and EQUIPMENT, net of accumulated
depreciation of $94,349	-	-

OTHER ASSETS
Capitalized software costs, net of accumulated	-	-
amortization of $33,529
Mineral properties	85,120	50,000
Other assets	-	-

Total Other Assets	85,120	50,000

TOTAL ASSETS	$116,065	$$50,000

The accompanying notes are an integral part of these financial statements.

URANIUMCORE COMPANY
(FORMERLY OCG TECHNOLOGY, INC. AND SUBSIDIARIES)
(A Development Stage Company)
BALANCE SHEETS
(continued)

	December 31,	June 30,
	2006	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$200,532	$183,412
Notes payable	5,000	5,000

Total Current Liabilities	205,532	188,412

LONG-TERM DEBT
Notes payable-related parties	45,000	45,000

TOTAL LIABILITIES	250,532	233,412

STOCKHOLDERS’ EQUITY (DEFICIT)
Series C Preferred stock, $0.10 par value;
200,000 shares authorized, issued and
Outstanding, respectively	20,000	20,000
Series E Preferred stock, $0.10 par value;
100,000 shares authorized, 33,333 shares issued
and outstanding, respectively	3,333	3,333
Series F Preferred stock, $0.10 par value, 400,000
shares authorized,145,569 and (2005 - nil) shares
issued and outstanding, respectively	14,757	-14,757
Common stock, $0.001 par value; 100,000,000 shares
authorized, 21,682,154 (2005 - 166,337) issued
and outstanding	21,866	166
Additional paid-in capital	27,843,954	27,713,654
Less: treasury stock, at cost	(62,500)	(62,500)
Accumulated deficit	(27,689,410)	(27,689,410)
Deficit accumulated during the development stage	(286,467)	(183,412)

TOTAL STOCKHOLDERS’ EQUITY (DEFCIIT)	(134,467)	(183,412)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$116,065	$50,000

The accompanying notes are an integral part of these financial statements.

URANIUMCORE COMPANY
(FORMERLY OCG TECHNOLOGY, INC. AND SUBSIDIARIES)
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			FROM
				DEVELOPMENT STAGE
	December 31,	December 31,		TO December 31,
	2006	2005		2006
	(Unaudited)
REVENUE	$-	$-		$-
COST OF SALES	-	-		-

Gross margin	-	-		-

OPERATING EXPENSES
Marketing, general and administrative	103,055	-		242,412
Depreciation
Amortization
Total Product Development Costs	-	-		-

Net Loss from Operations	(103,055)	-		(242,412)

LOSS FROM DISCONTINUED OPERATIONS	-	(139,863)		-

LOSS OF SALE OF MARKETABLE SECURITIES	-	-		-

NET LOSS	$(103,055)	$(139,863)	$	$(242,412)

Loss per common share, basic and diluted:
Continuing Operations	$(.005)	-		(0.044)
Discontinued Operations	0.00	0.00		0.00

Total	$(.005)	-	$	$(0.044)

Weighted average number of shares outstanding	16,382,371	49,901,121		8,269,359

The accompanying notes are an integral part of these financial statements.

URANIUMCORE COMPANY
(FORMERLY OCG TECHNOLOGY, INC. AND SUBSIDIARIES)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			FROM
			DEVELOPMENT
	FOR THE 6		STAGE TO
	MONTHS ENDED December 31,		DECEMBER 31,
	2006	2005	2006
	Unaudited
Cash Flows From Operating Activities
Net loss	$(103,055)	$(139,863)	$(242,412)
Adjustments to reconcile net income	-	-	-
to net cash used by operating activities:	-	-	-
Depreciation and amortization	-	3,526	-
Impairment of software costs	-	-	-
Issuance of stock and warrants for service	(52,000)	-	-
Changes in working capital:
Accounts receivable	-	787	-
Inventory	-	13,918	-
Interest receivable	-	-	-
Other assets	-	60,000	-
Accounts payable and accrued liabilities	(7,000)	27,865	242,412

Net cash used by operating activities	(44,055)	(23,428)	-

Cash Flows From Investing Activities	-	(1,947)	-
Purchase of property and equipment	(25,000)	-	-
Proceeds from sale of marketable securities	-	-	-
Additions to capitalized software costs	-	(47,604)	-

Net cash used by investing activities	(25,000)	(49,551)	-

Cash Flows From Financing Activities	-	-	-
Proceeds from notes payable, stockholders	-	57,000	-
Increase in credit line	-	(400)	-
Net proceeds from notes payable	-	(175,000)	-
Proceeds from sale of common stock	100,000	-	-
Proceeds from sale of Series F Preferred Stock	-	275,000	-
Dividend distribution in spin-off	-	(89,725)	-

Net cash provided by financing activities	-	66,875	-

Net change(decrease) in cash	-	(6,104)	(589)

Cash at beginning of year	-	6,104	-

Cash at end of year	$30,945	$-	$-

The accompanying notes are an integral part of these financial statements.

URANIUMCORE COMPANY
(FORMERLY OCG TECHNOLOGY, INC. AND SUBSIDIARIES)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (CONTINUED)

		FROM
		DEVELOPMENT
FOR THE 6		STAGE TO
MONTHS ENDED December 31,		DECEMBER 31,
2006	2005	2006
Unaudited

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	$-	$-	$-
Cash paid during the year for income taxes	$-	$-	$-
Supplemental Noncash Investing and Financing Information
Forgiveness of accrued interest payable on
related party note	$-	$-	$-
Mineral properties purchased for debt	$35,120	$-	$60,120

The accompanying notes are an integral part of these financial statements.

URANIUMCORE COMPANY
(FORMERLY OCG TECHNOLOGY, INC. AND SUBSIDIARIES)
  (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization. Uraniumcore Company (“the Company”)was incorporated under the laws of the State of Delaware on July 3, 1969. On February 17, 2006 the Company changed its name from OCG Technology, Inc. The Company has decided to enter the mineral extraction industry however to date it has no revenues and operations and is classified as a development stage company.

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
DECEMBER 31, 2006 AND 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Property and Equipment. Property and Equipment is valued at cost. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. All Property and equipment was disposed of during the reorganization completed during fiscal 2006. At June 30, 2005 fixed assets consisted of the following:

Machinery and equipment	$99,168
Less B accumulated depreciation	(94,349)
$4,819

Capitalized Software Costs. All Capitalized Software Costs was disposed of during the reorganization completed during fiscal 2006. Historically, the Company accounted for the development cost of software intended for sale in accordance with SFAS 86. SFAS 86 requires product development costs to be charged to expense as incurred until technological feasibility is attained. Technological feasibility is attained when the Company's software has completed system testing and has been determined viable for its intended use. Software assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable. The Company wrote off net capitalized software costs aggregating $65,229 in 2005. Capitalized software is amortized using the straight-line method over the estimated five year economic life of the asset. Uraniumcore recorded capitalized software amortization of $13,422 for the year ended June 30,2005.

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
DECEMBER 31, 2006 AND 2005

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

URANIUMCORE COMPANY
(FORMERLY OCG TECHNOLOGY, INC. AND SUBSIDIARIES)
  (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
NOTE 3 - NOTES PAYABLE

During the year ended June 30, 2006, the Company extinguished all debts of the prior year by virtue of a reorganization. Subsequent to the reorganization, the Company borrowed $50,000 from a shareholder for purposes of acquiring mineral properties. The loan is repayable over 10 years, and bears interest at 8% annually. Of the $50,000, $5,000 has been recorded as a current liability.

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

URANIUMCORE COMPANY
(FORMERLY OCG TECHNOLOGY, INC. AND SUBSIDIARIES)
  (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 5 STOCKHOLDERS’ EQUITY (DEFICIT)(Continued)

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

During the period, 2,000 Series F Preferred shares were converted to 21,000,000 Common Shares.

URANIUMCORE COMPANY
(FORMERLY OCG TECHNOLOGY, INC. AND SUBSIDIARIES)
  (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 5 STOCKHOLDERS’ EQUITY (DEFICIT)(Continued)

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

During the quarter ended September 30 2006, 1,500,000 common shares were issues as consideration for professional services.

URANIUMCORE COMPANY
(FORMERLY OCG TECHNOLOGY, INC. AND SUBSIDIARIES)
  (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
NOTE 6 - COMMITMENTS

On June 09, 2006, the company entered into an option agreement to form a Joint Venture which would hold the productive interest a group of mineral properties. Pursuant to this agreement, the Company paid $50,000 upon execution and is further committed to issuing and paying an aggregate of $2,000,000. Cumulative milestones are $300,000, $800,000,$1,100,000 & $2,000,000 respectively ending on the forth anniversary of the agreement. In addition, the Company is required to issue shares for each of the properties as per the following schedule

Property	Share due within 28 days of Obtaining Property Permit Approval	Total Shares To be issued as consideration (Remaining balance paid equally on each anniversary)
Suckerite Property S	25%	1,600,000
PM Property	25%	800,000
Coon Creek Property	25%	800,000
Oak Creek Property	25%	800,000
Total		4,000,000

NOTE 7 DISCONTINUED OPERATIONS

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

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

(a)            31.1Certification pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley act of 2002
 32.1Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002

(b) Reports on Form 8-K

A Report on Form 8-K was filed on November 22, 2006, relating to Item 5.02 DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UraniumCore Company

By: /s/ Robert Lunde
President & Chairman

Date: February 13, 2007

Exhibit 31

302 CERTIFICATION -SMALL BUSINEES CERTIFICATION OF PRESIDENT

I, Robert Lunde, Chief Executive Officer, UraniumCore Company. hereby certify that:

1)  I have reviewed this quarterly Form 10-QSB for the periods ending December 31, 2006 of UraniumCore Company.;

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

      c) evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

      d) disclosed in this quarterly report any change in the Registrant’s internal control over financial reporting that occurred during the period ending December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5) I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

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

Date: February 14 , 2007

By: /s/ Robert Lunde
Robert Lunde
Chief Executive Officer

302 CERTIFICATION -SMALL BUSINEES CERTIFICATION OF PRESIDENT

I, Robert Lunde, Chief Financial Officer Officer, UraniumCore Company. hereby certify that:

1)  I have reviewed this quarterly Form 10-QSB for the periods ending December 31, 2006 of UraniumCore Company.;

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

      c) evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

      d) disclosed in this quarterly report any change in the Registrant’s internal control over financial reporting that occurred during the period ending December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5) I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

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

Date: February 14 , 2007

By: /s/ Robert Lunde
Robert Lunde
Chief Financial Officer

Exhibit 32

CERTIFICATION OF PRESIDENT/CHIEF EXECUTIVE OFFICER

In connection with the Quarterly Report of UraniumCore Company. (“UraniumCore”) on Form 10-QSB for the period ending December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Robert Lunde, President, Chief Executive Officer of UraniumCore and the sole member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly represents, the financial condition and result of operations of Communicate.

 By: /s/ Robert Lunde
Robert Lunde
Chief Executive Officer

February 14 , 2007

CERTIFICATION OF PRESIDENT/CHIEF FINANCIAL OFFICER

In connection with the Quarterly Report of UraniumCore Company. (“UraniumCore”) on Form 10-QSB for the period ending December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Robert Lunde, President, Chief Financial Officer of UraniumCore and the sole member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly represents, the financial condition and result of operations of Communicate.

 By: /s/ Robert Lunde
Robert Lunde
Chief Financial Officer

February 14 , 2007