Form 10QSB
period 2007-03-31
Uraniumcore CO
filed 2007-05-21
CIK 73779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                   For the quarterly period ended March 31, 2007
                                                                  --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                         For the transition period from __________ to___________

Commission file number  333-138974
                       -----------


                               UraniumCore Company
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



                595 Howe Street, Ste. 600, Vancouver , BC, Canada
                -------------------------------------------------
                    (Address of principal executive offices)


                                 (604) 733-1568
                           ---------------------------
                           (Issuer's telephone number)

   (Former name, address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

  Class   Shares Outstanding at March 31, 2007
  -----   ------------------------------------
Common Stock ($.01 par value) 98,137,568 Shares

                                      INDEX

PART 1. FINANCIAL INFORMATION                                        PAGE NUMBER
-----------------------------                                        -----------

Item 1. Financial Statements

Consolidated Condensed Balance Sheets March 31, 2007 and
 December 31, 2006.........................................................3

Consolidated Condensed Statements of Operations for the
 Six and Nine Months Ended March 31, 2007 and 2006.........................5

Consolidated Condensed Statements of Cash Flow for the
 Six and Nine Months Ended March 31, 2007 and 2006.........................6

Notes to Consolidated Condensed Financial Statements.......................8

Item 2. Management's Discussion and Analysis of Financial Condition
 and Results of Operations................................................11

Item 3. Controls and Procedures...........................................12

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.................................................12

Item 2. Changes In Securities.............................................12

Item 3. Defaults Upon Senior Securities...................................12

Item 4. Submission of Matters to a Vote of Security Holders...............12

Item 5. Other Information.................................................12

Item 6. Exhibits and Reports on Form 8-K..................................13


                               URANIUMCORE COMPANY
                (FORMERLY OCG TECHNOLOGY, INC. AND SUBSIDIARIES)
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                          March 31,       June 30,
                                                            2007            2006
                                                        ------------    ------------
  ASSETS
CURRENT ASSETS
   Cash                                                 $     16,045    $       --
   Accounts receivable                                          --              --
   Inventory                                                    --              --
                                                        ------------    ------------

   Total Current Assets                                       16,045            --
                                                        ------------    ------------

PROPERTY and EQUIPMENT, net of accumulated                     4,720
   depreciation of $ 80                                         --              --
                                                        ------------    ------------

   Total Property Palnt & Equipment                            4,720            --

OTHER ASSETS
   Mineral properties                                        585,120          50,000
   Other assets                                                 --              --
                                                        ------------    ------------

   Total Other Assets                                        585,120          50,000
                                                        ------------    ------------

TOTAL ASSETS                                            $    605,885    $     50,000
                                                        ============    ============






                               URANIUMCORE COMPANY
                (FORMERLY OCG TECHNOLOGY, INC. AND SUBSIDIARIES)
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (continued)


                                                          March 31,       June 30,
                                                            2007            2006
                                                        ------------    ------------
 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued liabilities             $      6,000    $    183,412
   Notes payable                                               5,000           5,000
                                                        ------------    ------------

   Total Current Liabilities                                  11,000         188,412
                                                        ------------    ------------

LONG-TERM DEBT
   Notes payable-related parties                              75,000          45,000
                                                        ------------    ------------

TOTAL LIABILITIES                                             86,000         233,412
                                                        ------------    ------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Series C Preferred stock, $0.10 par value;
    200,000 shares authorized, issued and
    Outstanding, respectively                                 20,000          20,000
   Series E Preferred stock, $0.10 par value;
    100,000 shares authorized, 33,333 shares issued
    and outstanding, respectively                              3,333           3,333
   Series F Preferred stock, $0.10 par value, 400,000
    shares authorized,145,569 and (2005 - nil) shares
    issued and outstanding, respectively                      14,757          14,757
   Common stock, $0.001 par value; 100,000,000 shares
    authorized, 98,137,568 (2005 - 166,337) issued
    and outstanding                                           98,138             166
   Additional paid-in capital                             28,462,214      27,713,654
   Less: treasury stock, at cost                             (62,500)        (62,500)
   Accumulated deficit                                   (27,689,410)    (27,689,410)
   Deficit accumulated during the development stage         (326,647)       (183,412)
                                                        ------------    ------------

TOTAL STOCKHOLDERS' EQUITY (DEFCIIT)                         519,885        (183,412)
                                                        ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)    $    605,885    $     50,000
                                                        ============    ============


   The accompanying notes are an integral part of these financial statements.


                               URANIUMCORE COMPANY
                (FORMERLY OCG TECHNOLOGY, INC. AND SUBSIDIARIES)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                                  From Inception
                                                                                      of the
                                                                                   Development
                                                                                     Stage On
                                                                      Nine         Jan 01, 2006
                                                3 Months Ended    Months Ended       Through
                                                March 31, 2007   March 31, 2007      March 31
                                                  (Unaudited)      (Unaudited)         2007
                                                --------------   --------------   --------------
REVENUE                                         $         --     $         --     $         --
COST OF SALES                                             --               --               --

       Gross margin                                       --               --               --

OPERATING EXPENSES
  Marketing, general and administrative                 40,100          143,155          282,513
    Depreciation                                            80               80               80
    Amortization
    Total Product Development Costs                       --               --               --
                                                --------------   --------------   --------------

Net Loss from Operations                                40,180          143,235          282,593



NET LOSS                                        $       40,180   $      143,235   $      282,593
                                                ==============   ==============   ==============

Loss per common share, basic and diluted:
  Continuing Operations                         $         --     $         --     $       0.0038
  Discontinued Operations                                 --               --               --
                                                --------------   --------------   --------------

    Total                                       $         --     $         --     $       0.0038
                                                ==============   ==============   ==============

Weighted average number of shares outstanding       85,120,538       82,226,652       73,936,661
                                                ==============   ==============   ==============



   The accompanying notes are an integral part of these financial statements.



                               URANIUMCORE COMPANY
                (FORMERLY OCG TECHNOLOGY, INC. AND SUBSIDIARIES)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                                       From Inception
                                                                                           of the
                                                                                        Development
                                                                                          Stage On
                                                                           Nine         Jan 01, 2006
                                                     3 Months Ended    Months Ended       Through
                                                     March 31, 2007   March 31, 2007      March 31
                                                       (Unaudited)      (Unaudited)         2007
                                                     --------------   --------------   --------------
Cash Flows From Operating Activities
  Net loss                                           $      40,180    $     143,235    $     282,593
  Adjustments to reconcile net income
   to net cash used by operating activities:                  --               --               --
    Depreciation and amortization                              (80)             (80)             (80)
    Impairment of software costs                              --               --               --
    Issuance of stock and warrants for service             (52,000)         (52,000)
    Changes in working capital:
      Accounts receivable                                     --               --               --
      Inventory                                               --               --               --
      Interest receivable                                     --               --               --
      Other assets                                            --               --               --
      Accounts payable and accrued liabilities                --             (7,000)        (206,478)
                                                     -------------    -------------    -------------

  Net cash used by operating activities                     40,100           84,155           24,035

Cash Flows From Investing Activities                          --               --
    Purchase of property and equipment                      (4,800)         (29,800)         (89,920)
    Proceeds from sale of marketable securities               --               --               --
    Additions to capitalized software costs                   --               --               --
                                                     -------------    -------------    -------------

  Net cash used by investing activities                     (4,800)         (29,800)         (89,920)
                                                     -------------    -------------    -------------
Cash Flows From Financing Activities                          --               --               --
    Proceeds from notes payable, stockholders                 --               --               --
    Increase in credit line                                   --               --               --
    Net proceeds from notes payable                         30,000           30,000           30,000
    Proceeds from sale of common stock                        --            100,000          100,000
    Dividend distribution in spin-off                         --               --               --

  Net cash provided by financing activities                 30,000          130,000          130,000

  Net change(decrease) in cash                             (14,900)          16,045           16,045

  Cash -  Beginning of year                                 30,945             --               --
                                                     -------------    -------------    -------------
  Cash - End of year                                 $      16,045    $      16,045    $      16,045
                                                     =============    =============    =============


   The accompanying notes are an integral part of these financial statements.





               URANIUMCORE COMPANY
              (FORMERLY OCG TECHNOLOGY, INC. AND SUBSIDIARIES)
          (A Development Stage Company)
          STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                                       From Inception
                                                                                           of the
                                                                                        Development
                                                                                          Stage On
                                                                           Nine         Jan 01, 2006
                                                     3 Months Ended    Months Ended       Through
                                                     March 31, 2007   March 31, 2007      March 31
                                                       (Unaudited)      (Unaudited)         2007
                                                     --------------   --------------   --------------


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for interest             $         --     $         --     $         --
  Cash paid during the year for income taxes         $         --     $         --     $         --
Supplemental Noncash Investing and Financing
 Information
  Repayment of accounts payable and accrued
   expenses through issuance of common stock         $      194,532   $      194,532   $      194,532
  Mineral properties purchased for debt              $         --     $       25,000   $       85,120
  Mineral properties purchased through issue of
   common stock                                      $      500,000   $      500,000   $      500,000




   The accompanying notes are an integral part of these financial statements.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization. Uraniumcore Company ("the Company")was incorporated under the laws of the State of Delaware on July 3, 1969. On February 17, 2006 the Company changed its name from OCG Technology, Inc. The Company has decided to enter the mineral extraction industry however to date it has no revenues and operations and is classified as a development stage company.

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

Property and Equipment. Property and Equipment is valued at cost. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. All Property and equipment was disposed of during the reorganization completed during fiscal 2006. At March 31, 2007 fixed assets consisted of the following:

 Machinery and
equipment               $ 4,800
 Less B accumulated
depreciation              ( 80 )
                        -------
                        $ 4,720
                        =======

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has suffered recurring losses from operations and has no revenues. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management's plans in regard to these matters are described below.

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

NOTE 3 - NOTES PAYABLE

During the year ended June 30, 2006, the Company extinguished all debts of the prior year by virtue of a reorganization. Subsequent to the reorganization, the Company borrowed $80,000 from a shareholder for purposes of acquiring mineral properties. The loan is repayable over 10 years, and bears interest at 8% annually. Of the $80,000, $5,000 has been recorded as a current liability.


NOTE 4 - INCOME TAXES

At June 30, 2006, the Company had a net operating loss carry forward of approximately $15,500,000 available to reduce its future Federal taxable income, if any, through 2026. The Company recorded a valuation allowance for the entire net operating loss carry forward due to the uncertainty of realizing any related tax benefits.

NOTE 5 STOCKHOLDERS' EQUITY (DEFICIT)

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

In 2006, 2,000 Series F Preferred shares were converted to 21,000,000 Common Shares.

During fiscal 2006, the Company completed a 300:1 reverse stock split. The reverse stock split is reflected in the financial statements on a retroactive basis.

During the quarter ended September 30 2006, 1,500,000 common shares were issues as consideration for professional services.

Common Stock

During the quarter ended March 31, 2007, 10,208,952 common shares were issued in payment of accounts payable and accrued expenses totalling $194,532. An additional 1,200,000 common shares were issued for mineral properties totalling $500,000.


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


Property                    Share due within 28 days of     Total Shares
                            Obtaining Property Permit       To be issued as consideration
                            Approval                        (Remaining balance paid equally on each
                                                            anniversary)
-----------------------------------------------------------------------------------------------------
Suckerite Property S        25%                             1,600,000
-----------------------------------------------------------------------------------------------------
PM Property                 25%                             800,000
-----------------------------------------------------------------------------------------------------
Coon Creek Property         25%                             800,000
-----------------------------------------------------------------------------------------------------
Oak Creek Property          25%                             800,000
-----------------------------------------------------------------------------------------------------
Total                                                       4,000,000
-----------------------------------------------------------------------------------------------------


Item 2. Management's Discussion and Analysis or Plan of Operation.

General

The following discussion and analysis should be read in conjunction with the Condensed Financial Statements and Notes thereto appearing elsewhere herein. The following discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include predictions, estimates and other statements that involve a number of risks and uncertainties. While this outlook represents the Company's current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein.

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

The Company has disposed of its prior business through a dividend distribution and intends to commence operations in the Uranium Mining Industry. Our plan is to explore this property to determine whether the property contains minable reserves of uranium.

Total expenditures over the next 12 months are therefore not expected to exceed $500,000. Over the next 24 months we anticipate spending a total of $1,200,000. We will not be able to proceed with our exploration program, or meet our administrative expense requirements, without additional financing. We currently do not have a specific plan of how we will obtain such funding, however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We may also seek to obtain short-term loans from our director, although no such arrangement has been made.

At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing. Due to these factors, raise substantial doubt that the Company will be able to continue as a going concern. To the extent management's plans are unsuccessful in circumventing the going concern uncertainty; the Company will cease all operations and no longer continue as a going concern.

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


UraniumCore Company


By: /s/ Robert Lunde
--------------------
President & Chairman

Date: February 13, 2007